Form 10KSB
period 1996-06-30
PALLET MANAGEMENT SYSTEMS INC
filed 1997-02-27
CIK 773724

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549
                                                    FORM 10-KSB

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended June 30, 1996

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from __________ to __________.

         Commission file number 2-99212-A

                                          PALLET MANAGEMENT SYSTEMS, INC.
                                  (Name of small business issuer in its charter)

    Florida                                         59-2197020
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

One South Ocean Boulevard Suite 305
Boca Raton, Florida                                      33432
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number  (561) 338-7763

Securities registered pursuant to Section 12(b) of the Act:
                                                       None.

Securities registered pursuant to Section 12(g) of the Act:
                                                       None.

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X                    No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:
$16,848,000
         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996 - $1,289,029.

                                                      Part I

Item 1.           Description of Business.


 Introduction

         Pallet Management Systems, Inc. (the "Company" or "Pallet") is engaged in the manufacture, sale, repair and retrieval of wooden, plastic, and metal pallets as well as other product packaging required for the shipment of goods. The Company was formed by mergers and acquisitions of several companies and currently has operations in, Florida, Georgia, and Virginia.

         The pallet, a little-known entity to the consumer, is a key factor to almost all industrial businesses. Pallets are the foundation for packaging of products for shipment, an indispensable platform for the world-wide movement of goods. Without pallets, shipping by land, sea and air would be severely hampered.

A pallet is a portable platform for the storing or moving of cargo or freight. Most commonly made of wood, its standard size is about 4 feet square. It is designed to be picked up with its goods and transported by a forklift.

         The pallet industry in the United States has grown to more than a six billion dollar ($6,000,000,000) industry. Although the pallet plays such a vital role in transportation today, management believes that the pallet industry itself has not matured. The industry is fragmented into many small, localized and/or specialized companies that usually have an operating radius of less than 100 miles, none of which individually has any appreciable market impact.

 History of the Company

         The Company was incorporated in the State of Florida on June 10, 1982, under the name Air Bags, Inc. On June 7, 1985, the Company changed its name to Enterprise Capital Corporation ("ECC"). After its organization, the Company remained in a development stage, expending funds investigating business opportunities, until it merged with Pallet Recycling Technologies, Inc. ("PRTI") on October 7, 1994. With this merger, the Company acquired all of the outstanding common stock of a Delaware corporation, in exchange for 567,777 shares of the Company's Common Stock. The Company changed its name to Pallet Management Systems, Inc. in November 1994.

         Pursuant to a Merger Agreement and Plan of Reorganization dated June 29, 1995, among Abell Lumber Corporation, a Virginia corporation ("Abell"); the Company; PMSI Acquisition Corporation, wholly-owned by the Company; and certain shareholders of Abell and the Company, on June 29, 1995, (i) the shareholders of Abell acquired 67.33% of the outstanding shares of the Company's Common Stock and (ii) Abell became a wholly-owned subsidiary of the Company. (The "Merger.")

         Upon completion of the Merger, John C. Lucy, Jr., held 1,538,761 shares, or 45.84%, of the Company's issued and outstanding shares of Common Stock, and the other members of Mr. Lucy's family held an aggregate of 685,724 shares, or 20.43%, of the Company's issued and outstanding shares of Common Stock.

         Upon closing of the Merger, John C. Lucy, Jr., John C. Lucy, III, Carolyn S. Lucy, Dawn LaPuasa, and M. Leroy Drummond, all of whom were directors of Abell, were elected Directors of the Company and John C. Lucy, III, was elected Chairman. In February 1996, Carolyn S. Lucy, Dawn LaPuasa, and M. Leroy Drummond resigned as directors and M. Bruce Adelberg of Salem, South Carolina, Jack Simon of Boca Raton, Florida, and Tom Rohman Esq., CPA, of Richmond, Virginia, were elected to the board. The Company's other officers and directors remained in the capacities to which they were elected prior to the Merger.

 The Pallet Industry

         The pallet industry is considered part of the overall transportation packaging industry and is critical to global commerce. This industry is extremely fragmented, substantially free from government regulation and has no market dominator. Considered a "staple" industry, pallets are an integral part of industrial production. Nearly every item manufactured or processed is shipped and/or stored on pallets.

         According to the National Wooden Pallet and Container Association (NWPCA), in 1995, there were approximately 500 million new wood pallets produced in the United States with hundreds of millions sold on a used or recycled basis. New pallet sales are in excess of $4 billion annually, and have been growing at an average rate of 12.2% per year over the past 18 years. Sales of recycled pallets have increased 20% in both 1992 and 1993 and 26% in 1994, according to Pallet Enterprise Magazine; however, recent growth rates in all segments of the industry have been stagnant as a reaction to the slowed manufacturing and retail economy.

         Due to the high cost of plastics and other materials, wood is the preferred and more environmentally conscious material for pallets, though some customers require plastic pallets for closed loop supply systems where pallet sanitation is critical and accountability can be controlled. According to a NWPCA survey, 99%
of pallet users reported using wood pallets. Of the participants only 2.5% reported using any material other than wood.



PRIMARY INDUSTRY USERS OF PALLETS:

1) food and beverage                 3) steel and metal    5) chemical and
                                                               fluid
2) paper and fiber                   4) automotive         6) printing



         The industry is highly fragmented with over 3,000 pallet companies scattered across the United States. Most of these companies tend to specialize in only one segment of the industry: new pallet sales, recycled pallet sales, pallet rental, or pallet repair, without any single company dominating any market. Pallet companies, except for those involved in pallet rental, are generally small independent businesses that operate within a limited radius from their facilities.

         The fragmentation of the industry is becoming more and more frustrating to pallet users. As their demand for service increases, they become burdened by trying to integrate independent companies to service their regional or national requirements--a task they are typically unable to accomplish effectively.

         Customers are quickly recognizing the significant benefits of returnable packaging and are virtually begging for a truly integrated system that can effectively manage and service their needs. One response to this demand for service has been the development of pallet rental pools, though this response is only a small piece of the overall solution. Chep, the world's largest pallet rental company with over 50 million pallets in over 16 countries, dominates this segment of the market in the grocery industry.

 Products and Services

         The  Company   finds  total   solutions  for  its   customers'   pallet
requirements through comprehensive products and services classified as New Products and Remediation.

New Products

New Wood Pallets
         The Company manufactures, sells, and distributes new pallets in large quantities. New wood pallets are manufactured at the Company's Lawrenceville, Virginia and Ocala, Florida plants, with daily capacities of 8,000 and 1,200 pallets, respectively. Due to rising costs and increased competition, the Company's gross profit per new pallet has decreased over the years.

Other Transport Packaging
         The Company is also a wholesale distributor of various returnable transport packaging. These items include: plastic and metal pallets; plastic, collapsible bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates. Profits vary by item as they are typically outsourced. Due to lack of demand, sales of pallets made from materials other than wood are minimal.


Remediation


         Remediation is the systematic collection, repair, return and reuse of pallets and other types of packaging. Creating new and comprehensive remediation products and services is the focus of the Company's expansion.

Recycled Wood Pallets
         Recycled pallets generally come from companies that are "end users." End users receive products delivered on pallets that cannot be used for their own shipping. These end users accumulate thousands of unwanted pallets which the Company retrieves, sorts and processes. These pallets are then sold as recycled pallets, disassembled for replacement components, or are mulched.

Pallet Warehousing
         At select locations, the Company sorts and stores pallets for customers indoors to provide higher quality recycled pallets. Although margins are low, this typically provides a value-added service and a marketing advantage. It is expected that this service will be in higher demand in the future as pallet users increasingly demand moisture controlled pallets.

Third Party Pallet Management
         The Company offers an on-site repair and sorting system that provides professional management and significant savings to large volume customers. These operations can produce substantial savings for the customer by reducing their costs through better utilization of their pallet resources, and generate higher margins due to limited competition.

Pallet Retrieval
         This service provides companies with a system for lowering pallet cost-per-trip by creating a closed-loop return system between the manufacturer, their customers, and their vendors. The Company currently manages several retrieval programs on a regional basis and plans to expand this system nationally. Retrieval produces the highest level of profitability due to a lack of competition and low overhead.

 Suppliers

         There is generally ample supply of the Company's raw material components. Hardwood and softwood, used lumber, used pallets, and nails make up the main raw material components. Due to the Company's size and current buying practices, the purchasing of raw materials has been one of its advantages and will continue to improve as the Company consolidates its purchasing efforts. The Company's primary supply items are hardwood, softwood lumber and used pallets. The Company has several principal suppliers which are rotated depending on availability. The Company currently buys approximately 32% of its lumber supply from Clary Lumber Co., Inc.,("Clary"), which is owned by John C. Lucy, Jr., majority shareholder and a director of the Company. A purchasing committee ensures that lumber is purchased from Clary at market price or less.

         Used pallet inventory is a concern for pallet recyclers. Depending on the season and/or other circumstances, the used pallet supply tends to vary in cycles from region to region. The Company has a competitive advantage due to its size and geographical diversity.

 Operations

         Operations are grouped into regions, MidAtlantic, and SouthEast, which consist of geographical areas encompassing several states. These regions manage local operations, which include control of manufacturing, inventory, transportation, manpower, customer pallet usage, handling systems, program costs, pricing structure, payroll, and general administrative and accounting matters. These functions are reviewed and monitored at the Company's Boca Raton, Florida, corporate office. Additional regions will be added as required.

The Company services customers with three different types of operations: Repair Depots/Depots, Manufacturing Plant, Affiliate
Companies.

Repair Depots/Depots

The Company currently has major Repair Depots in Virginia and Florida. These facilities have a minimum of 40,000 square feet of covered workspace and indoor storage, and up to 8 acres for outside storage. While the Depot is designed to sort and store pallets, the Repair Depot also includes automation for 75 employees, and have been opened in markets where existing customers have major distribution centers and pallet retrieval. The Repair Depot in

Florida has several satellite operations which provide pallet repair and outside pallet storage.

Manufacturing Plant

The Company currently has one major manufacturing plant located in Virginia, and does not plan to expand in the high volume new pallet production market. This facility is capital intensive with "state of the art" automation for new pallet manufacturing. It employs over 100 personnel and maintains a transportation fleet for product delivery. Limited manufacturing is performed at the Ocala, Florida, facility.

Affiliate Program

With the Company expanding its sales and marketing on a national basis, but concentrating its operating facilities in the MidAtlantic and SouthEast regions, it has developed a program where pallet companies can be affiliated with the Company to service its national customer base. The Company provides sales, marketing, administrative support and receivable financing to these companies as they are charged a fee to service the Company's customers. The Company has several of these affiliates in operation and is expanding this program.

 Marketing and Distribution

         The Company has a customer base of over 450 customers, many of which are Fortune 500 companies, including Allied-Signal, Bausch & Lomb, Chep, Coca-Cola, Food Lion, K-Mart, Office Depot, Metal Container, Stop & Shop, Wal-Mart, Walt Disney World, Winn-Dixie, and various governmental agencies. Many of these customers have facilities in multiple geographic locations that require geographically diverse pallet services. The Company has been successful in using national customers to expand sales and marketing to new locations. This method of expansion creates immediate cash flow with reduced risk.

         The marketing plan of the Company focuses on service, and the related savings. Service no longer means just delivering pallets on time, it also means helping customers in every way possible to manage their packaging resources. Company analysis shows that when customers receive more service, they also save money. A value-added aspect of this service is the Company's ability to process rental, non-rental and odd sized pallets, normally a logistical problem for the customer.

 Seasonality

         In the pallet industry, sales typically remain constant with small increases before major holidays.

 Competition

         Competition consists mainly of small, single-location pallet companies with limited resources, though there are several large pallet manufacturing plants with which the Company competes. While new pallet manufacturers can service up to a 300 mile radius, recyclers rarely market beyond a 100 mile radius.

 Employees

         The Company currently has 234 employees. These include 179 production workers who work on new and recycled pallets, 1 full-time Quality Systems Facilitator, 5 drivers, 9 clerical personnel, 19 facility management personnel, 5 regional management personnel, a 4 person sales force, 6 customer service personnel, 4 staff personnel, and 2 executive personnel.

 Government Regulations

         There are no government regulations which are applicable to the manufacture and recycling of wooden pallets.

Item 2. Description of Properties

         Petersburg, VA, Repair Depot: This facility has the capacity to process, repair, and store all types of pallets. It contains a 40,000 square foot warehouse on eight acres of Company-owned property with a $500,000 ten year mortgage with NationsBank at 2% above prime. Forty eight persons are employed at this facility and contains "state of the art" automated equipment.

         Lakeland, FL, Repair Depot: This facility was opened April 1996 at a 60,000 sq. foot facility on five acres of yard with a 5 year, $15,600 per month lease terminating March 2001. It employs forty-four employees and can process all types of pallets on an automated line. This facility also supports two satellite operations located in Citra and Orlando, Florida. These facilities contain a 5000 sq. ft. building on 5 acres leased for 5 years at $1,600 per month and a 15,000 sq. ft. building on 3 acres leased for 8 years at $5,300 per month terminating July, 2000, and August, 2004, respectively.

         Douglas Georgia Repair Depot: This facility is a twelve employee sort and repair operation on two acres of fenced yard and 1,000 square feet of indoor workspace leased month to month at 1,800 per month. The Company is in the process of reorganizing this facility to handle limited operations and plans to service some of the Georgia customers through affiliate companies.

         Lawrenceville, VA, Manufacturing Plant: This is a Company owned manufacturing facility where the majority of the new pallet production is performed. Pallet recycling and repairs also take place at this facility which has 60,000 square feet of manufacturing buildings and a 3,000 square foot office building located on 70 acres and employs over 100 personnel.

         Corporate Offices are located at One South Ocean Boulevard, Suite 305, Boca Raton, Florida, where the Company rents 1,009 square feet of office space for $1,241 per month with a lease ending May 2000.

Item 3. Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year ended June 30, 1996.

                                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASD electronic bulletin board under the symbol PALT and for each quarterly period during the two fiscal years ended June 30, 1996, the following high and low bid quotations reported for the Company's Common Stock were:

                                                                  Bid Prices

         Period                                                        High           Low

Fiscal Year 1997
First Quarter                                                        5/8              1/4
Second Quarter *                                                     1                1/4

Fiscal Year 1996
First Quarter                                                       10 3/4           10 1/2
Second Quarter                                                      10 1/2              8
Third Quarter                                                          8                7
Fourth Quarter                                                         7 1/4           5/8

Fiscal Year 1995
First Quarter                                                          5 3/4           1/2
Second Quarter                                                         6 1/8         5 1/2
Third Quarter                                                          7             5 1/2
Fourth Quarter                                                         9 7/8         6 7/8

                    * Gives effect to stock split effective October 3, 1996.

         The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.

         As of December 31, 1996, there were 115 holders of record of the Company's Common Stock. The Company has not declared or paid any dividend on its Common Stock in the last two fiscal years.

Item 6. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June
30, 1995

         Net revenues in the fiscal year ended June 30, 1996 ("Fiscal 1996") decreased by $12,597,000, or 43%, as compared to net revenues in the fiscal year ended June 30, 1995 ("Fiscal 1995"). This decrease was due to a sharp decline in new pallet sales which accounted for 59% of net revenues, as opposed to 83% of net revenues the previous year. Revenues from pallet remediation increased to 38% in Fiscal 1996 from 15% in Fiscal 1995. As the Company has expanded into higher volume, lower cost pallet remediation, the number of units sold has increased.

The decrease in new pallet sales resulted from the following;

         First, the manufacturing and retail economy experienced a decline in Fiscal 1996 when compared to Fiscal 1995. This slow down adversely affected the pallet and packaging industry. As the Company increases its focus on pallet remediation, the cyclical economic impact of the economy should have a smaller effect on the Company's growth rate.

         Second, a substantial portion of the sales in Fiscal 1995 was attributable to a dramatic increase from two major customers which accounted for approximately 57% of Fiscal 1995 sales and a 58% overall increase in sales from fiscal year 1994. To meet this increased demand, the Company outsourced a considerable amount of new pallet manufacturing thus reducing profit margins. Orders from these customers during Fiscal 1996 declined very significantly as the demand was met in Fiscal 1995.

         Cost of sales for Fiscal 1996 was $15,981,000 (95 % of gross sales) as compared to $25,494,000 (87% of gross sales) for Fiscal 1995. The increase from 87% to 95% of gross sales is attributable to new pallet production not at optimum capacity and expenses associated with the expansion programs.

         Selling, general and administrative expenses were $2,816,000 (17% of gross sales) in Fiscal 1996 as compared to $3,344,000 (11% of gross sales) in Fiscal 1995. This decrease in selling, general and administrative expenses is due to the decrease in sales. Savings that should have been realized by consolidation of operations were off-set by expenses associated with the expansion and acquisition programs.

         Interest expense increased to $401,000 in Fiscal 1996 from $305,000 in Fiscal 1995. This increase is due to financing of this year's working capital, increased borrowing for expansion, and increased interest rates.

         The net loss for Fiscal 1996 was $1,778,000 compared to a net loss of $51,000 for Fiscal 1995. This loss was a result of decreased sales and added expenses associated with the consolidation and expansion.

         In Fiscal 1996, the Company wrote-off $48,000 of costs associated with two private placements, and all costs associated with opening and closing facilities.

         During the year the Company focused on integrating the Pallet and Abell organizations following the Merger. This included integrating and consolidating a company-wide computer system and an expansion program which included three new pallet remediation facilities and a campaign to acquire other pallet companies. Despite the industry's trend toward consolidation, management found that pallet companies were demanding excessive purchase prices and demands. Consequently, no acquisitions were consummated.

Liquidity and Capital Resources

         The Company's financing needs depend primarily upon sales volume and controlled variable expenses. The Company has financed its working capital needs through, borrowings and issuance of common stock.

         The Company had cash on hand of $17,000 at the end of Fiscal 1996, versus $449,000 at the beginning of the fiscal year. This decrease is attributable to operational losses resulting from opening three new facilities, closing unprofitable facilities, reduction in new pallet sales volume, increased competition, the acquisition program, and higher interest charges. In addition, prepaid expenses increased $119,000, accounts payable decreased $416,000, and the Company acquired $792,000 of fixed assets. These items were partially off-set by accounts receivable decreasing $336,000, accrued liabilities increasing $334,000, inventory decreasing $555,000, net proceeds from lenders of $1,058,000 which includes $256,000 from a private subordinated debt offering and a $742,000 subordinated note payable from a related party. The Company also sold 72,000 shares of common stock which raised $430,000 net of offering expenses.

         The Company completed a new financing agreement with NationsBank on September 30, 1995 which increased the line of credit available to the Company to $2.5 million, from the former $1.2 million line, at an interest rate of prime plus 2% and is secured by priority lien upon substantially all the assets of Abell and is guaranteed by two major shareholders. Advances are based on 80% of eligible accounts receivable and 50% of inventory. The note has a three year term with provisions for annual renewals thereafter. In addition, the Company obtained a $500,000 ten year term loan from NationsBank for the Petersburg, Virginia facility at prime plus 2%. The proceeds of this loan were used to repay short term indebtedness. This loan is to be repaid in equal monthly installments of principal plus interest. The Company is currently in violation of covenants in its line of credit and is in the process of seeking a replacement lending institution.

         The Company believes that it will have sufficient capital and borrowing power to sustain operations as it seeks new financing due to significant cost cutting and increased sales through June 30, 1997. During the first two quarters of fiscal year 1997 (Fiscal 1997), management has continued restructuring of operations and management. Sales for the 13 week period ending September 30, 1996 had sales of $3,731,000 with a loss of $198,000, compared to sales of $3,826,000 and a loss of $ 245,000 for the same period last year. Sales for the 26 week period ending December 28, 1996 had sales of $9,020,000 with a loss of $176,000, compared to sales of $8,223,000 and a loss of $543,000 for the same period last year.

         On a monthly basis, sales have nearly doubled since the beginning of the first fiscal quarter. This sales increase is mainly in new pallet sales with several new contracts and one customer ordering a significant number of new pallets.

         Through reductions and reassignment of management and production personnel, new pallet manufacturing is operating at optimum capacity. In addition, management anticipates improved cost controls and additional efficiencies resulting from implementation of a new computer system and upgraded accounting software.

         Expansion was slowed and unprofitable operations were closed in Fort Myers and Tampa, Florida, and Hartford, Connecticut. The customer base in the New England area is maintained by the Company through an affiliate pallet company providing products and services. Plans for a New Jersey facility have been suspended and operations in the Baltimore, Maryland area have also been turned over to an affiliated Company. As a result of these actions, the Company has been able to eliminate a layer of management infrastructure and focus on operational efficiency. In addition, the Company's Chairman and CEO and its' President have each reduced their salaries to $52,000 annually and assumed the operational responsibilities of the COO who resigned to pursue other non-pallet interests.

         Automation has been installed at the Lakeland facility which should decrease labor costs and increase sales capacity. The
Orlando facility also increased sales capacity by building a 15,000 sq. ft. repair and storage building.

Item 7. Financial Statements


         (i).......Report of Independent Certified Public
                  Accountants..............................................F-1

         (ii)     Consolidated Balance Sheet as of
                  June 30, 1995 and 1996...................................F-2

         (iii)    Consolidated Statements of Operations
                  for the years ended June 30, 1996, and 1995..............F-3

         (iv)     Consolidated Statement of Stockholders'
                  Equity for the years ended June 30,
                  1996, and 1995....................................... ...F-4

         (v)      Consolidated Statements of Cash Flows for
                  the years ended June 30, 1996, and 1995............... ..F-5

         (vi)     Notes to Consolidated Financial Statements...............F-6


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no disagreements on any manner of accounting principles or practices of financial statement disclosure during the most recent financial statements included herein.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

         As of December 31, 1996, the executive officers and directors of the Company were as follows:

         Names and Addresses      Age               Position

         John C. Lucy, III        38                Chairman of the Board of
                                                    Directors and CEO

         Zachary Richardson       41                President, Secretary,
                                                     Treasurer and Director

         M. Bruce Adelberg        60                Director

         John C. Lucy, Jr.         62                Director

         Donald Radcliffe          51                Director

         Tom Rohman Esq., CPA      41                Director

         Jack Simon                70                Director


         Each director will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

         John C. Lucy, III joined Abell on a full-time basis in 1980 after graduating from Virginia Tech with a B.S. in business. For the past five years Mr. Lucy was the president of Abell Industries and after the Merger became Chairman and CEO of the Company. He has extensive experience in pallet and lumber manufacturing and has spent the last ten years with Abell focusing on sales and marketing to large, national customers. In addition to being President of Abell and an officer of the Company, he is President of Clary, a hardwood lumber sawmill located in Gaston, North Carolina, and is Vice-President of Blacksburg Enterprises, Inc., which operates Baskin-Robbins and Sub-Station II franchises in Blacksburg, Virginia. He is currently serving his second three-year term on the Board of Directors of the National Wooden Pallet and Container Association after having completed a two year term as Chair of its military packing task force and three years as its Chair of its research steering committee. He was elected Chairman and CEO of the Company on June 29, 1995.

         Zachary Richardson founded PMSI of America, a pallet company, and was its President since its inception in January 1992, until its merger with PRTI in October 1993. He became President and a Director of the Company on October 7, 1994 when it merged with PRTI. Mr. Richardson has been involved with management and sales for over 19 years. After graduating from Franklin and Marshall College in 1977, Mr. Richardson attended Aviation Officer School and was commissioned in the United States Navy and designated a Naval Aviator. In 1985 he transferred to the Naval Reserves and pursued a career in the investment industry with several investment firms. In 1988, Mr. Richardson founded and became president of Skeezix Communications, Inc., a professional investment consulting firm, which was acquired by PRTI in November 1993. During the past five years, Mr. Richardson has been president of the Company or one of its predecessor companies and he maintains his status as a Lieutenant Commander in the Naval Reserve.

         M. Bruce Adelberg joined the board in February, 1996 after working as a consultant to the Company for over a year. He has had an extensive career with Institutional Investors. Mr. Adelberg is president of MBA Research Group, which he founded in 1989. Prior to forming his own company, he was Vice President, Institutional Equity Sales for Merrill Lynch & Co. on Wall Street. He had been with Merrill Lynch & Co. since 1978. Prior to Merrill Lynch, he worked for Dreyfus & Co. and then Strasbourger, Pearson, Tulcin, Wolff, Inc., both in institutional sales at their New York offices. He is currently on the Board of Directors of Comstock Partners Funds, a mutual fund group. Mr. Adelberg has an MS in Management from the Columbia University Graduate School of Business, and a B.S. in Management from the NYU School of Business. He is also an active member on the panel of arbitrators of the NYSE, NASD, and the American Arbitration Association. Mr. Adelberg intends to devote less than 5% of his time to the affairs of the Company.

         John C. Lucy, Jr. founded Abell in 1966 after having worked in a family lumber and pallet manufacturing business for approximately ten years. In 1969, he acquired Clary Lumber Co., Inc., to supply lumber to Abell, and remains the chairman of Clary Lumber Co. In 1976, he acquired Shelbyville Enterprises which operates a motel/restaurant in Shelbyville, Tennessee. In 1980 he formed Blacksburg Enterprises to operate food service operations in Blacksburg, Virginia. He attended Richmond Polytechnic Institute for two years, beginning in 1953, prior to serving two years in the military.

         Donald Radcliffe has been a director of the Company since April 25, 1985, and was re-appointed to the Company's Board in October, 1994. From June 1984, Mr. Radcliffe has served as the Chief Operating Officer, Executive Vice President and Director of World Wide Business Centers, a company which provides businesses with office space and facilities. From June 1970 through June 1984, Mr. Radcliffe was a partner in the accounting firm of Main Hurdman. In addition, Mr. Radcliffe has served as President and Director of Radcliffe Enterprises, Inc., a financial consulting company, since May 1982. Mr. Radcliffe received his Bachelor of Science degree with honors from Lehigh University in 1967, and a Masters in Business Administration degree, with distinction, from the Amos Tuck School, Dartmouth College. Mr. Radcliffe is also a certified public accountant in the State of New York. Mr. Radcliffe intends to devote less than 5% of his time to the affairs of the Company.

          Tom Rohman Esq. CPA, became a director in February 1996. Mr. Rohman is currently a partner with the law firm McGuire, Woods, Battle & Boothe, LLP, Richmond, Virginia, which he joined in 1983. Prior to joining the law firm, he was a certified public accountant with KPMG Peat Marwick in New York. Mr. Rohman received his B.S. degree in accounting from the University of Notre Dame, a law degree, and masters of laws from the New York University School of Law. Mr. Rohman intends to devote less than 5% of his time to the affairs of the Company.

         Jack Simon became a director in February 1996. Mr. Simon has been heavily involved in the finance industry and a pioneer in equipment and machinery asset leasing. He founded and presided as CEO of several financing and leasing companies including: Resource Funding Corp., National Funding Corp., Continental Asset Systems,
Key Funding Corp., Eastern Factors, Inc. and Universal Asset Management Corp. He has also served on the board of several other leasing and financing companies and has been a member of the Board of the National Conference of Commercial Finance Companies. Mr.
Simon received a degree in Political Science and Economics from Williams College in 1948. Mr. Simon intends to devote less than 5% of his time to the affairs of the Company.

Item 10. Executive Compensation.

         The following table sets forth the cash and cash equivalents paid during the fiscal years ended June 30, 1994, 1995 and 1996 to all individuals serving as the Company's executive officers during the last fiscal.
                                            SUMMARY COMPENSATION TABLES


  Name and Principal Position    Year       Annual                           Long-
                                           Compensa                           Term
                                             tion                           Compens
                                                                             ation
                                                                             Awards
                                                                            Payouts
                                            Salary     Bonus     Other     Restricted     Optio    LTIP       All
                                           ($) (3)      ($)       ($)        Stock        ns/SA              Other
                                                                             Awards        Rs

                                         ---------------------
John C. Lucy, III,               1996          86,800
                                 1995         114,758   64,000
                                 1994         100,135   16,000
Chairman (1) (5)
Zachary Richardson,              1996         100,117
                                 1995          81,453
                                 1994          81,453
President, Director (2) (5)
Eugene Dignoti Sr.               1996         127,420
                                 1995          81,453   50,000
                                 1994          81,453
Chairman, CEO, COO (2)(4)(6)

=======================================  =====================  ========  ============  ================== =========

(1) Mr. Lucy's compensation was paid to him by Abell, which became a subsidiary of the Company on June 29, 1995. He was elected Chairman of the Company on June 29, 1995.

(2) The compensation of Messrs. Dignoti and Richardson was paid to them by PRTI and its predecessors prior to the Company's acquisition of PRTI on October 7, 1994. Mr. Dignoti was Chairman and Chief Executive Officer until June 29, 1995, when he was elected Chief Operating Officer.

(3)      Includes medical insurance reimbursements.

(4) The bonus paid to Mr. Dignoti includes cash of $37,020.29 and forgiveness of $12,979.71 in debt.

(5) Messrs. Lucy and Richardson reduced their annualized salaries from $95,000 to $52,000 in June.

(6) Mr. Dignoti resigned as an officer of the Company and member of the board effective September 1, 1996.

         The Company has a Compensation Committee which determines the basis for the value of an officer or a contracted service to the Company based on compensation by other companies of like size for comparable services, and other factors specific to each determination of compensation. The Company has an audit committee which will select the independent certified public accountant to audit the Financial Statements at year end and review the internal financial controls of the Company. The independent certified public accountant will provide the audit committee with their findings.

         The Company has entered into similar five year employment agreements expiring on June 30, 2000 with John C. Lucy, III, and Zachary Richardson. These agreements provide for an annual base salary of $95,000. In addition, the agreements are anticipated to provide certain allowances and entitlements. These will include, but will not be limited to, an automobile allowance, accident and health insurance, disability insurance, and contributions to retirement plans. Messrs. Lucy and Richardson have elected to temporarily reduce their salary to an annualized $52,000.



         No compensation is paid to any director, for his or her services. The Company may, but presently does not intend to, authorize travel expenses for actual attendance at each regular or special meeting of the Board. Under the Company's Articles of Incorporation and By-Laws, the Directors may set their own compensation for service as officers.


         Don Radcliffe was under a one year $3,500 per month contract to the Company to handle public relations which was terminated early in March 1996 by mutual consent of both parties. During the first half of the fiscal year, Mr. John C. Lucy Jr. was compensated $69,000 for his services to the Company. This compensation was terminated in February 1996 by mutual consent.


         The Company currently has key man life insurance on John C. Lucy, III, and is seeking key man life insurance for Mr.
Richardson. The Company has no key man insurance on the life of any other officer or director.


         The Company has adopted a combined stock option and appreciation rights plan to attract and to induce officers, directors and key employees of the Company to remain with the Company. The plan will provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time.



Item 11.          Security Ownership of Certain Beneficial Owners and
Management.

         The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors and nominees, (iii) each executive officer, and
(iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of June 30, 1996, the Company had issued and outstanding 3,428,930 shares of Common Stock and as of December 31, 1996, this number increased to 4,849,956 after the 2 for one split and conversion of Notes as described in Item 12. The following chart indicates holdings after the split.







                                                            Amount and
            Name and Address                                  Nature of                  Percent            Warrants
           of Beneficial Owner                              Beneficial                 of Class
(1)                                                          Ownership

John C. Lucy, III (2)                                        371,389                   7.66%                 10,870
(4)
Zachary Richardson                                           124.996                   2.58%                 25,000
(2)(5)
M. Bruce Adelberg(3)                                          35,000                    .72%                 25,000
John C. Lucy, Jr.                                          2,124,761                  43.81%                500,000
(3)(6)
Donald Radcliffe (3)                                          34,000                    .70%                 15,000
Tom Rohman (3)                                                     0                      0%                      0
Jack Simon (3)                                                17,536                    .36%                  10870
Dawn LaPuasa (4)                                             360,519                   7.43%                      0
All officers and                                           2,707,682                  55.83%                586,740
Directors as a group
(7 persons)

         (1) The address of all beneficial owners in this table is Suite 305, One S. Ocean Boulevard, Boca Raton, Florida 33432.
         (2)      An officer and director.
         (3)      Director only.
         (4)      Includes 16,000 shares held in custody for children.
         (5) Does not include 307,810 shares held by Sequoia Capital Corp., of which Mr. Richardson is majority shareholder.
         (6)      Includes stock owned by Clary Lumber of which Mr. Lucy Jr.
                  is majority shareholder
         (7)      Two year warrants with $1.25 exercise price.



Item 12.          Certain Relationships and Related Transactions.

         Clary Lumber Corp., which is owned by the family of John C. Lucy, Jr., a Director and principal shareholder of the Company, sold Abell $2,178,000 and $1,980,000 which is 32% and 7.5% of Abell's lumber purchases for the years ended June 30, 1996 and 1995 respectively. Abell sold approximately $159,000 of lumber to Clary in the year ended June 30, 1996. The Company believes that these purchases were made at market prices in the ordinary course of business. Clary has loaned the Company money to acquire property and provide additional working capital during Fiscal 1996. As of June 30, 1996, Clary converted $742,000 into a 2 year 12% note. The Company has paid $52,000 in salary reimbursement to Clary for compensation to John C. Lucy III who performs services for both Clary and the Company. In August 1996, Abell sold to Clary real estate at the market price of $200,000.


         Pursuant to the Merger, (i) the shareholders of Abell acquired 67.33% of the outstanding shares of the Company's Common Stock and

(ii) Abell became a wholly-owned subsidiary of the Company. Upon completion of the Merger, John C. Lucy, Jr., held 1,538,761 shares, or 45.84%, of the Company's issued and outstanding shares of Common Stock, and the other members of Mr. Lucy's family held an aggregate of 685,724 shares, or 20.43%, of the Company's issued and outstanding shares of Common Stock.

         On September 27th, the board of directors approved a 2 for 1 stock split to shareholders of record date October 3, 1996, payable as of November 15, 1996. Prior to the declaration of the split, certain inside shareholders who held in excess of 75% of the outstanding shares waived their rights to receive additional shares a stock split during calendar year 1996.

         The Company's board of directors approved on December 3, 1996, a dollar for dollar exchange of outstanding notes into newly formed "A Units". Each A Unit consisted of one share of Pallet Management Systems' common stock, and one two year warrant to purchase one share of Pallet Management Systems' common stock at an exercise price of $1.25. At the time of the offer, the Company had notes valued at $681,740 and a commitment from the majority shareholder to invest an additional $300,000 into the Company prior to the end of the calendar year. From the $981,740 eligible for this exchange offer, $607,000 was converted into 607,000 A Units of which $576,740 was held by Company board members.

Item 13.          Exhibits and Reports on Form 8-K


 Exhibits



         (I)      Articles of Incorporation

         (II)     Amendment to Articles of Incorporation filed June 7, 1985.

         (III)    Amendment to Articles of Incorporation filed

                  July 10,1985.

         (IV)    Amendment to Articles of Incorporation filed October 12, 1994.

         (V)     Amendment to Articles of Incorporation filed November 21, 1994.

         (VI)     Amended and Restated By-Laws

         (VII)    PMSI Omnibus Stock Plan - 1995

         (VIII)   Sample stock certificate

                                          REPORT OF INDEPENDENT CERTIFIED
                                                PUBLIC ACCOUNTANTS


Board of Directors
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries (a Florida corporation) as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company is in default of certain debt covenants which could result in the lender demanding payment under the Company's long-term debt agreements, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Miami, Florida
September 4, 1996 (except for Notes B and N, as to which the date is January 28,
  1997 and October 3, 1996, respectively)

                             Pallet Management Systems, Inc. and Subsidiaries

                                            CONSOLIDATED BALANCE SHEET

                                                   June 30, 1996


                                                      ASSETS


CURRENT ASSETS
    Cash                                                                                                $ 16,891
    Accounts receivable, net of allowance
      for doubtful accounts of $ 62,000                                                                1,181,068
    Inventories                                                                                        1,020,243
    Prepaid expenses                                                                                     144,197
    Income tax refunds receivable                                                                        517,771

               Total current assets                                                                    2,880,170

Property, plant and equipment - net                                                                    2,877,809

Other assets                                                                                             147,377

                                                                                                $      5,905,356


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Current maturities of long-term debt                                                        $      2,150,634
    Accounts payable                                                                                   1,023,591
    Accrued liabilities                                                                                  614,846
               Total current liabilities                                                               3,789,071

LONG-TERM LIABILITIES
    Deferred income taxes                                                                                167,972
    Long-term debt                                                                                     1,578,051
                                                                                                       1,746,023
STOCKHOLDERS' EQUITY
    Common stock, authorized 10,000,000 shares at $.001 par
      value; issued and outstanding 4,243,216 shares                                                       4,243
    Additional paid-in capital                                                                         2,041,387
    Accumulated deficit                                                                               (1,675,368)

                                                                                                         370,262

                                                                                                $      5,905,356
The accompanying notes are an integral part of this statement.


                              Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended June 30,


                                                                                    1996                   1995

Net sales                                                                     $    16,847,597       $ 29,444,264
Cost of goods sold                                                                 15,980,771         25,494,151

              Gross profit                                                            866,826          3,950,113

Selling, general and administrative expense                                         2,816,045          3,344,338

              Operating (loss) profit                                              (1,949,219)           605,775

Other income (expense)
    Other income                                                                       82,738            106,051
    Interest expense                                                                 (400,773)          (305,393)

              Other income (expense)                                                 (318,035)          (199,342)

              Income (loss) before income taxes                                    (2,267,254)           406,433

Income taxes expense (benefit)                                                       (489,049)           457,690

              Net loss                                                       $     (1,778,205)   $       (51,257)

Net loss per common share                                                    $           (.42)   $           (.01)















The accompanying notes are an integral part of these statements.

                            Pallet Management Systems, Inc. and Subsidiaries

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Years Ended June 30, 1996 and 1995



                                                                                     Retained
                                                                Additional           Earnings
                                       Common Stock              Paid-In            (Accumulated
                                 Shares        Amount            Capital              Deficit)        Total

Balance at July 1, 1994     3,441,196    $       3,441     $       744,573    $     154,094   $       902,108

Subordinated debt
  conversion to stock        307,620           308               448,926            -               449,234

Issuance of common
  stock                      350,400           350               418,000            -               418,350

Net loss                       -                -                   -           (51,257)          (51,257)

Balance at June 30,
  1995                     4,099,216            4,099           1,611,499          102,837           1,718,435

Issuance of common
  stock                      144,000           144               429,888            -               430,032

Net loss                       -                -                   -        (1,778,205)          (1,778,205)

Balance at June 30,
  1996                     4,243,216         $  4,243     $     2,041,387    $  (1,675,368)  $       370,262











The accompanying notes are an integral part of this statement.

                    Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended June 30,



                                                                                      1996                1995

Cash flows from operating activities:
    Net loss                                                                          $(1,778,205)       $(51,257)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                     384,077            358,101
    Bad debt expense                                                                   51,542             20,379
    (Increase) decrease in operating assets:
       Accounts receivable                                                            336,052            (50,160)
       Inventories                                                                    554,630            131,350
       Prepaid expenses                                                              (119,271)            36,041
       Income tax receivable                                                         (517,771)                -
       Other assets                                                                    36,276              3,978
    Increase (decrease) in operating liabilities:
       Accounts payable                                                              (416,125)           201,311
       Accrued liabilities                                                            334,094             65,020
       Income taxes                                                                    (2,346)           (11,895)
       Deferred income taxes                                                           19,171            (14,931)

              Net cash (used in) provided by operating activities                  (1,117,876)           687,937

Cash flows from investing activities:
    Purchase of fixed assets                                                         (801,500)        (1,036,951)
              Net cash used in investing activities                                  (801,500)        (1,036,951)

Cash flows from financing activities:
    Proceeds from lenders                                                           5,901,901            642,530
    Repayments to lenders                                                          (4,844,338)          (909,172)
    Issuance of stock                                                                 430,032            867,584
              Net cash provided by financing activities                             1,487,595            600,942

(Decrease) increase in cash                                                          (431,781)           251,928

Cash at beginning of period                                                           448,672            196,744

Cash at end of period                                                        $         16,891    $       448,672

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
       Interest                                                              $        404,054    $       316,592
       Income taxes                                                          $             -     $       155,626

Noncash investing and financing activity:
    Net assets of businesses acquired in 1995
       Book value of assets acquired                                         $             -     $     6,382,597
       Less:  Cash acquired                                                                -             352,790
                                                                                           -           6,029,807
       Liabilities assumed                                                                 -           4,794,210
                                                                             $             -     $     1,235,597

The accompanying notes are an integral part of these statements.

     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A  summary   of  the   Company's   significant   accounting   policies
     consistently applied in the preparation of the accompanying consolidated financial statements follows:

         1.       Nature of Operations
Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets. The Company operates in Connecticut, Florida, Georgia, Maryland and Virginia. The Company's revenues are derived primarily from the sale of new and used pallets. The Company allows its customers uncollateralized credit for various periods of time.

   2.      Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Pallet Recycling Technology, Inc. ("PRTI") and Abell Lumber, Inc. ("Abell"). Intercompany balances and transactions are eliminated in consolidation.

          3.      Accounts Receivable
        Trade receivable accounts are primarily located on the Eastern coast of the United States and are comprised of large distributors, national retail chains, major manufacturers and the U.S. Government. The Company evaluates each account receivable balance to establish an estimate for uncollectible accounts.

          4.      Inventories
Inventories, consisting of raw materials, work in process, and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

          5.               Property, Plant and Equipment
          Property, plant and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed by using the straight-line method over the expected useful lives of the related assets which are as follows:
                                                                        Years

                           Machinery and equipment                       5-15
                           Vehicles                                      5-10
                           Buildings and improvements                    3-40
                           Furniture and equipment                       3-10

     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          6.      Estimates
          In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          7.      Income Taxes
          The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          8.      Earnings Per Share
          Earnings (loss) per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents (common stock options outstanding during the year unless such inclusion is anti-dilutive). The weighted average number of shares are based upon the weighted average number of common stock shares and common equivalent shares outstanding during each year. The total number of such weighted average shares was 4,200,754 and 3,620,147 at June 30, 1996 and 1995, respectively.

          9.      Financial Instruments
          Statement of Financial Accounting Standards No. 107 requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of debt approximates fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available or offered to the Company.

          10.     Stock Options (FAS 123)
          Options granted under the Company's Stock Option Plan are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB25. The Company plans to continue to apply APB 25 and the only effect of adopting SFAS 123 in 1997 will be the new disclosure requirement.

 (continued)

     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          11.     Reclassifications

          Certain  prior  year  amounts   within  the   accompanying   financial
     statements   have  been   reclassified  to  conform  to  the  current  year
     presentation.

     NOTE B - REALIZATION OF ASSETS

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Currently, the Company is not in compliance with certain financial covenants under the bank loan agreements ("Debt"). Accordingly, the debt is classified as current in the accompanying consolidated balance sheet. The note is secured by substantially all of the assets of the Company.

          In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          Management has taken steps to reduce its operating expenses and streamline its operations. In addition, a shareholder and an affiliated Company (Note I) have contributed $500,000 of cash for operating purposes. The Company continues to seek alternative sources of financing and capital. Management believes the aforementioned steps are sufficient to provide the company with sufficient cash flow to meet its operating needs.

     NOTE C - INVENTORIES

          Inventories consist of the following at June 30, 1996:

                           Raw materials                       $       455,031
                           Work in process                             279,988
                           Finished goods                              285,224

                                                               $     1,020,243

     NOTE D - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following at June 30, 1996:

                           Machinery and equipment           $     2,936,694
                           Building and improvements               1,518,852
                           Vehicles                                  938,634
                           Furniture and equipment                   277,849
                           Land                                      136,044
                                                                   5,808,073
                           Less:  Accumulated depreciation         2,930,264

                                                             $     2,877,809

         Depreciation expense was $360,600 and $358,101 in 1996 and 1995, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements.

     NOTE E - INCOME TAXES

          The provision for (benefit from) income taxes consists of the following:
                                                                             Years Ended June 30,
                                                                                 1996                 1995
                  Current
                     Federal                                                $(425,109)          $  354,580
                     State                                                    (83,111)              71,705
                                                                             (508,220)             426,285
                  Deferred
                     Federal                                                   16,369              28,375
                     State                                                      2,802               3,030
                                                                               19,171              31,405

                                                                            $(489,049)   $        457,690

                  Deferred tax assets are comprised of the following at:
                                                                                                 June 30,
                                                                                 1996                 1995
     Deferred tax assets
     Net operating loss
      carryforward                                                           $701,000    $         391,821
     Other                                                                     74,000               25,718
                                                                              775,000              417,539
                 Valuation allowance                                         (775,000)            (417,539)

                                                                     Total   $    -               $         -

     NOTE E - INCOME TAXES - Continued

                  Deferred tax liabilities are comprised of the following at:
                                                          June 30,
                                                   1996                 1995

                           Depreciation          $167,972       $    148,801

          The major elements contributing to the difference between the federal statutory tax and the effective tax rates are as follows:

                                                     Years Ended June 30,
                                                   1996                  1995

         Statutory rate                        $ (770,866)   $         138,187
         State or local income taxes              (80,309)              33,327
         Increase in valuation allowance          357,461              229,397
         Permanent differences and other            4,665               56,779

                                              $  (489,049)   $         457,690

          The fiscal 1995 tax provision is in excess of the statutory rate as a result of permanent differences, state taxes, an increase in the valuation allowance and restrictions placed on the use of the net operating losses of PRTI due to the change in ownership and separate return year limitation rules. The fiscal 1996 tax benefit is less than the statutory rate primarily as a result of limitations placed on the amount of the net operating loss that could be carried back and an increase in the valuation allowance related to the additional net operating loss carryforwards.

          As of June 30, 1996, the Company has a net operating loss carryforward of approximately $1,864,000 which expires in the fiscal year ending June 30, 2011. Approximately $1,109,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.



     NOTE F - DEBT

     $2,500,000 revolving credit agreement with a bank.  The agreement expires on September 30, 1998,  includes  interest at the bank's prime rate plus  2.0%  (10.25%  at June  30,  1996).  The  line is  collateralized  by substantially  all the assets of the Company.  The loan is  guaranteed by a majority  stockholder.  Advances  are  based  on 80% of  eligible  accounts receivable and 50% of eligible inventories.  The revolving credit agreement contains  certain  restrictive  covenants as defined.  The Company had zero borrowing  availability as of June 30, 1996. At June 30, 1996, Abell was in
     violation  of  various  restrictive  covenants  and the  Bank  waived  each violation as of June 30, 1996;  however,  subsequent to year end,  Abell is again in  violation  of  these  covenants.  Accordingly,  the loan has been classified  as  current  at June 30,  1996 and is  subject to demand by the
     bank.                                                                                  $1,326,669

       Bank Term Loans:
     The following bank term loans are collateralized by substantially all the  assets  of the  Company  and are  subjected  to the  same  restrictive covenants as the related  revolving credit  agreement.  Accordingly,  these loans have been  classified  as current at June 30, 1996 and are subject to demand by the bank. The loans are guaranteed by a majority stockholder.
         Bank note payable in monthly installments of $8,580, plus
         interest at prime plus 2.0% (10.25% at June 30, 1996).  Final
         payment due December 1997.                                                          154,434
         Bank note payable in monthly installments of $ 4,166, plus interest at prime plus 2.0% (10.25% at June 30, 1996).  Final
         payment due October 2005.                                                           466,667

         Bank note payable in monthly installments of $4,000, plus interest at 9.0%. Final payment due January 1997.

                                                                                               28,000

     Related party note payable, interest payable monthly at 12%;
     subordinated to all non-trade debt and uncollateralized.  Principal due
     July 1998.
                                                                                               742,282















     NOTE F - DEBT - Continued

      Bank Term Loans: - Continued
     Notes payable to investors; interest payable quarterly at 9%; each
     $25,000  principal  amount is convertible  into 1% of the Company's  common stock, as defined; subordinated to all non-trade debt and uncollateralized.
     Principal due November 1998.
                                                                                          $225,000

   Notes payable to investors; interest payable quarterly at 10%;
     convertible to 32,093 shares of the Company's common stock;
     subordinated to all non-trade debt and uncollateralized.  Principal due
     April 1998.                                                                           $256,410

 Bank notes payable in monthly installments ranging from $219 to
     $3,498; including interest ranging from 8% to 14%; collateralized by equipment and vehicles; maturing at various dates through January
     2000.                                                                                 $141,592

    Industrialized development notes payable; quarterly installments of
     $3,381 beginning December 1997; interest at 5.25%; maturing
     October 2017.                                                                          167,000

      Capital Lease Obligations
 Obligation to credit corporation under capital leases payable in monthly installments of $267 to $2,634, including interest ranging from 10% to 19%, collateralized by equipment and vehicles; maturing
     at various dates through May 2001.                                                      220,631
         Total debt                                                                        3,728,685

  Less:  Current portion                                                                   2,150,634

                                                                                         $ 1,578,051

          Scheduled maturities of long-term debt are as follows:
Year Ended June 30,

                                                                         1997          $ 2,150,634
                                                                         1998            1,083,055
                                                                         1999              283,338
                                                                         2000              42,946
                                                                         2001              23,002
                                                                                          145,710

                                                                                       $ 3,728,685


     NOTE G - ACCRUED LIABILITIES

                               Accrued expenses consist of the following at June
30, 1996:

                      Accrued compensation                   $       126,078
                      Other accrued expenses                         488,768

                                                             $       614,846

     NOTE H - COMMITMENTS AND CONTINGENCIES

          The  Company  leases  office  space,   equipment  and  vehicles  under
     non-cancelable operating leases. The following is a schedule by years of the minimum rental commitments remaining on leased property and equipment:

                        Year Ended June 30,

                               1997                          $       380,216
                               1998                                  335,766
                               1999                                  285,689
                               2000                                  277,934
                               2001                                  450,198
                               Total                         $     1,729,803

Total rent expense was $583,783 and $374,505 for the years ended June 30, 1996 and 1995, respectively.

     NOTE I - RELATED PARTY TRANSACTIONS

ClaryLumber, currently owned by an officer and directors of the Company, has loaned the Company money to facilitate the acquisition of property. The outstanding balance of the note at June 30, 1996, was $742,282. The Company has paid approximately $55,000 to Clary Lumber for compensation of certain employees who perform services for both Clary Lumber and the Company.

The Company purchased approximately $2,178,000 and $1,980,000 of lumber from Clary Lumber in 1996 and 1995, respectively. This amounted to 32.0% and 7.5% of the Company's inventory purchases for the years ended June 30, 1996 and 1995, respectively.

The Company sold approximately $159,000 and $70,000 of lumber to Clary Lumber for the year ended June 30, 1996 and 1995, respectively.

During August 1996, the Company sold a real estate investment to Clary Lumber for $200,000 to increase its working capital. The net book value was approximately $93,000 at the time of sale.

     NOTE I - RELATED PARTY TRANSACTIONS - Continued

During 1992, an officer of the Company provided a loan to the Company. During the year ended June 30, 1995, these funds were converted under the terms of the subordinated debt agreements into the Company's common stock.

     NOTE J - EMPLOYMENT AGREEMENT
The Company has employment agreements with two senior executives that provide for minimum annual compensation totalling $190,000 and additional compensation as defined in the agreement. The contracts expire in June 30, 2000. Payments under these agreements for the year ended June 30, 1996 and 1995 totaled $201,758 and $212,905, respectively. The Company's remaining commitments at June 30, 1996 under such contracts is $760,000.

     NOTE K - STOCKHOLDERS' EQUITY
Common Stock Offering
In September 1995 and January 1995, the Company completed private placement offerings for 144,000 and 350,400 shares of its common stock, respectively. The stock was sold to unrelated investors at offering prices of $3.50 and $1.46, per share, respectively. The net proceeds of these transactions increased the Company's equity by $430,032 and $418,350, respectively.

Stock Option Plan
In July 1995, the Company established a Stock Option Plan which authorizes the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than 85% of the fair market value at the time of grant. No options as of June 30,1996 have been granted.

     NOTE L - SIGNIFICANT CUSTOMERS
The Company has sales to one significant customer which represents approximately 27% of net sales for the year ended June 30, 1996. In fiscal 1995, the Company had sales to two significant customers which represent approximately 46% and 11% of net sales, respectively.

     NOTE M - ACQUISITION OF ABELL LUMBER CORPORATION
On June 29, 1995, the Company acquired all the common stock of Abell in exchange for 2,260,143 shares of the Company's common stock. Abell is a manufacturer of pallets in Virginia. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interest and , accordingly, the consolidated financial statements for all periods presented, have been restated to include the results of Abell. Abell's fiscal year has been changed from November 30 to June 30 to conform to the Company's new fiscal year-end.

     NOTE N - SUBSEQUENT EVENT

     The Company's Common Stock was split two-for-one on October 3, 1996. Certain shareholders, consisting primarily of officers and directors, waived their right to this dividend resulting in an increase of 814,286 shares. All stock data and per share amounts in the consolidated financial statements have been restated to give effect to the stock split.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALLET MANAGEMENT SYSTEMS, INC.,
                                                     a Florida corporation

                                             By:  John C. Lucy, III, Chairman

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

         Signatures                         Title                Date


                                            Chairman,
John C. Lucy, III                           Director         February 27, 1997


                                            President,
Zachary M. Richardson                       Secretary, Treasurer
                                            and Director     February 27, 1997



M. Bruce Adelberg                           Director         February 27, 1997



John C. Lucy, Jr.                           Director         February 27, 1997



Donald Radcliffe                            Director         February 27, 1997



Tom Rohman Esq., CPA                         Director       February 27, 1997



Jack Simon                                   Director       February 27, 1997