Form 10QSB
period 1996-09-29
PALLET MANAGEMENT SYSTEMS INC
filed 1997-04-02
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-QSB

QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the twenty-six week period ended                     Commission file
  December 30, 1996                                     Number 2-99212-A


                             PALLET MANAGEMENT SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


Florida                                       59-2197020
(State or other jurisdiction of             (IRS Employer Identification
incorporation)                               Number)

              One S. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
                          (Address of principal executive offices)


                      Registrant's telephone number, including area code:
                                          (561) 338-7763

                           -------------------------------------------
                   (Former name or address if changed since last report)


  Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes               X                           No       _______
           ---------------


                                          APPLICABLE ONLY TO ISSUERS INVOLVED IN
                                            BANKRUPTCY PROCEEDINGS DURING THE
                                                   PRECEDING FIVE YEARS


  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        _______           No      _______

                                           APPLICABLE ONLY TO CORPORATE ISSUERS

  On December 30, 1996, the Registrant had outstanding 4,849,956 shares of common stock, $.001 par value.

PALLET MANAGEMENT SYSTEMS, INC.

                      CONSOLIDATED BALANCE SHEETS
                  Year Ended




                                                   Dec. 28         Jun 30,
             ASSETS                                   1996         1996
                                                                 (Audited)
    CURRENT ASSETS

        Cash                                      $360,041           $16,891

    Accounts Receivable - trade, net of allowance
             for doubtful accounts               1,594,446       1,181,068
        Inventories                              1,129,681       1,020,243
        Prepaid expenses                           172,654         144,197
        Income tax refunds receivable                    0         517,771
             Total current assets                3,256,822       2,880,170

        Property and equipment - net of accumulated
             depreciation                        2,917,288       2,877,809
        Other assets                                49,174         147,377
                                                $6,223,284      $5,905,356
           LIABILITIES
    CURRENT LIABILITIES
        Notes Payable                           $1,507,540      $2,150,634
        Accounts payable - trade                 1,192,415       1,023,591
        Accrued liabilities                        608,517         614,846
             Total current liabilities           3,308,472       3,789,071

    LONG TERM DEBT
        Deferred income tax                        167,972         167,972
        Long-term debt                           1,945,853       1,578,051
                                                 2,113,825       1,746,023

    STOCKHOLDERS'EQUITY
        Common stock, authorized 10,000,000 shares at
        $.001 par value; issued and outstanding 4,849,956
        shares at December 28, 1996 and 4,243,216
        at June 30, 1996                             4,850           4,243
        Additional paid in capital               2,647,520       2,041,387
    Retained (deficit) earnings                (1,851,383)      (1,675,368)

                                                800,987            370,262
                                                -------            -------
                                              $6,223,284       $5,905,356

                                         PALLET MANAGEMENT SYSTEMS, INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                                13 Weeks Ended                    26 Weeks Ended
                               Dec. 28, 1996                 Dece. 30, 1995             Dec. 28, 1996           Dec. 30, 1995


Net sales                           $5,289,066                $4,396,959                $9,019,756                 $8,223,369
Cost of goods sold                  4,752,318                  3,861,051                 8,263,432                  7,298,419
                                    ---------                  ---------                 ---------                  ---------
Gross profit                          536,748                    535,908                   756,324                    924,950
Selling, general and administrative
expense                               507,396                    846,393                   $976,040                $1,490,296
                                      -------                    -------                    -------                ----------

Operating profit                       29,352                   (310,485)                 (219,716)                 (565,346)


Other income (expense)
      Other income                    70,809                      25,644                   223,329                    44,116
      Interest expense               (78,371)                    (87,582)                ($179,629)                ($184,594)

Earnings before income taxes          21,790                     (372,423)                 (176,016)                (705,824)

Income tax expense (benefit)              $0                      (74,225)                  $0                     ($162,775)

Net earnings (loss)                 $21,790                   ($298,198)                ($176,016)                 ($543,049)
                                    -------                   ----------                ----------                 ----------

Net (loss) earnings per
common share                          $0.01                      $(0.07)                   $(0.04)                   $(0.13)



Pallet Management Systems, Inc.
Consolidated Statement of Cash Flows


                                         13 Weeks Ended                    26 Weeks Ended
                                  Dec.28,1996       Dec.30,1995      Dec.28,1996       Dec. 30,1995

Cash flows from operating activities:
         Net earnings (loss)        $21,791          ($298,198)        ($176,015)       ($543,049)

Adjustments  to reconcile net
earnings  (loss) to net cash provided
by (used in)operating activities:
Depreciation                         95,520             96,226           184,857          187,138
(incr.) Decr. in operating assets:
         Accounts receivable      (100,852)            (4,287)         (413,378)          (21,661)
         Inventories               (84,309)           205,207          (109,438)          333,523
         Prepaid expenses          (67,113)          (198,036)          (28,457)         (244,580)
Income tax refund receivable           0                 0              517,771             0
         Other assets                84,696              2,264           98,203             17,763
    Incr. (Decr.) in operating assets:
    Accounts payable               (97,526)            584,275          168,824           (107,814)
    Accrued liabilities and taxes  (67,601)           (149,179)          (6,329)          (152,163)
    Deferred credits                    0               10,938             0                19,171
    Net cash (used in) privided by
    operating activities          (215,394)            249,210          236,038           (511,672)
Cash flows from investing activities:
    Purchase of fixed assets      (204,776)           (234,156)        (224,336)          (539,143)
    Net cash (used in) investing
activities                        (204,776)          (234,156)         (224,336)          (539,143)
Cash flows from financing activities:
    Proceeds from lenders           173,472           118,770          (275,291)           425,607
    Capital contributed             606,740               0             606,740            430,032
    Net cash provided by financing
    activities                      780,212           118,770           331,449            855,639

INCREASE IN CASH                    360,042           133,824           343,151           (195,176)

Cash at beginning of period             0             119,672            16,891           448,692

Cash at end of period             $360,042            $253,496         $360,042          $253,516

Note 1.           Consolidated Financial Statements:

         The consolidated balance sheets as of December 30, 1996 and June 30, 1996, the consolidated statement of operations and cash flows for the thirteen and twenty-six week periods ended December 28, 1996 and December 30, 1995 have been prepared by the company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1996.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation. In addition, the weighted average of shares outstanding has been revised to reflect a two-for-one stock split which occurred on October 3, 1996. Certain shareholders, consisting primarily of officers and directors, waived their right to this dividend resulting in an increase of 814,286 shares. All stock data and per share amounts in the consolidated financial statements have been restated to give effect to the stock split.

Note 2.           Net Loss per Share of Common Stock:

  Net loss per share was computed using the weighted average number of shares outstanding based on the consolidated results of the company for the period presented.

Note 3.             Stockholders' Equity:

  During the thirteen and twenty-six week period ended December 28, 1996 stockholders' equity changed for the following items:

                                         13 Weeks                  26 Weeks
                                       Dec. 28, 1996            Dec. 28, 1996

Common stock sold                      607                                607
Additional paid-in capital             606,133                        606,133
Current net earnings (loss)         $   21,790                       (176,016)

                                    $  628,530                      $ 430,724
                                      ==========                   =========

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
December 28, 1996


PART I
ITEM 2.             Management's Discussion and Analysis or Plan of Operation

  The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen and twenty - six weeks periods ended December 28, 1996 and December 30, 1995.


Results of Operations
General

  The Company provides a complete range of pallet services to its customers. These services include: production and sale of new pallets, pallet remediation, pallet recovery, repair and sale of used pallets, mobile-on-site pallet repair and total integrated pallet management services. Pallet remediation is defined as the systematic collection, repair, return and reuse of pallets that creates a closed - loop pallet return system between the manufacturer, their customers and vendors. Integrated pallet management services consists of sorting, distributing, retrieval and warehousing of pallets and packaging units.

  The Company plans to continue manufacturing new pallets; however, the main focus of expansion is to develop facilities nationwide and to continue implementation of the pallet remediation program. This program is designed to offer an integrated pallet network of facilities to its national customers resulting in major cost savings and permit the customer to effectively utilize their packaging budgets.

  Customers include large retail and wholesale distributors such as Allied Signal, Coca-Cola, Disney, Dupont, Food Lion, K-Mart, Pepsi Co., Wal-Mart, the US Government and Chep USA (the country's largest pallet pool rental company).

Thirteen Weeks Ended December 28, 1996 Compared to Thirteen Weeks Ended
 December 30, 1995

  For the thirteen week period ended December 28, 1996 net sales increased to $5,289,000 from $4,397,000 for the comparable 1995 period.

  During the thirteen week period ended December 28, 1996 new pallet sales increased 42.5% to $3,684,000 from $2,586,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) decreased by 11% to $1,605,000 from the $1,811,000 recorded for the same thirteen week period ended December 30, 1995. The Company experienced a $339,000 (40%) reduction in Selling, General and Administrative expenses for the thirteen week period ended December 28, 1996 when compared to December 30, 1995. Other income increased to $71,000 from $26,000 a result of maintaining a positive cash position. The Company experienced a $9,000 (10%) decrease in interest expense for the thirteen week period ended December 28, 1996. This decrease is a result of positive cash flow from operations and newly contributed capital. The Company did not record any tax effect on the net loss as the Company utilized 100% of it's net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, the current years net operating loss will only affect the current and future tax filings. A net earnings of $22,000 or $.01 per share during the thirteen week period ended December 28, 1996 compared to a loss of $298,000 or $.07 per share recorded for the same period last year was realized by the Company. The gross margin for the thirteen week period was approximately 10% as compared to 12% achieved for the same thirteen week period a year prior. The reduction in gross margin was due rising cost of lumber. However, the Company anticipates gross margin recovery in late spring or early summer as lumber prices begin to decline.

Pallet Management Systems, Inc.
Management's Discussion and Analysis and Liquidity and Capital Resources December 28, 1996

  During the thirteen week period ended December 28, 1996, the Company made a substantial investment in equipment to automate the manual recycling process in the Lakeland, Florida facility. This automated line is "state-of-the-art" in terms of pallet recycling. In addition, the Company expanded its Orlando, Florida facility by relocating to a new 15,000 square foot facility.

  The Company's board of directors approved on December 3, 1996, a dollar for dollar exchange of outstanding notes into newly formed "A Units". Each A Unit consisted of one share of the Company's common stock, and one two year warrant to purchase one share of the Company's common stock at an exercise price of $1.25. 606,740 A Units were purchased of which 576,740 were held by Company board members.



Twenty-six Weeks Ended December 30, 1996 Compared to Twenty-six Weeks Ended December 30, 1995

  For the twenty - six week period ended December 28, 1996 net sales increased to $9,020,000 from $8,223,000 for the comparable 1995 period.

           During the twenty - six week period ended December 28, 1996 new pallet sales increased 19.7% to $5,971,000 from $4,987,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) decreased by 2.5% to $3,048,000 from the $3,129,000 recorded for the same twenty
- six week period ended December 30, 1995. The Company experienced a $514,000 (18.2%) reduction in Selling, General and Administrative expenses for the twenty
- six week period ended December 28, 1996 when compared to December 30, 1995. Other income increased to $223,000 from $44,000 a result of the sale (to a related party) of certain non-operating real estate coupled with maintaining a positive cash position. The Company experienced a $5,000 (2.7%) decrease in interest expense for the twenty - six week period ended December 28, 1996. This decrease is a result of positive cash flow from operations and newly contributed capital. The Company did not record any tax effect on the net loss as the Company utilized 100% of it's net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, the current years net operating loss will only affect the current and future tax filings. A net loss of $176,000 or $.04 per share during the twenty - six week period ended December 28, 1996 compared to a loss of $543,000 or $.013 per share recorded for the same period last year was realized by the Company. The gross margin for the twenty six week period was approximately 8.4% as compared to 11.2% achieved for the same twenty - six week period a year prior. The reduction in gross margin was due to lower production levels experienced during the first eight weeks of the fiscal year coupled with the seasonal rising cost of lumber. However, the Company anticipates gross margin recovery during the late spring or early summer as lumber prices begin to stabilize and possibly decline.

  Mr. Eugene Dignoti Sr. resigned from the company as Chief Operating Officer and member of the Board of Directors to pursue non-pallet related activities during the first thirteen week period of the fiscal year. His duties were assumed by existing management and the company does not anticipate seeking an immediate replacement.

  The Company closed its Hartford Connecticut operation and is currently servicing this customer base through affiliated companies.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had $360,000 cash on hand at the end of the twenty - six week period ending December 28, 1996, versus $17,000 at the beginning of the fiscal year. This increase in cash is attributable to receipt of the income tax receivable of $518,000, decreases in other assets by $98,000, accrued liabilities by $6,000 and newly contributed capital of $606,740. These cash increases were offset by decreases in accounts receivable by $413,000, inventory by $109,000, prepaid expenses $28,000, accounts payable by $169,000, purchase of fixed assets of $224,000 and $275,000 net repayments on corporate debt.

Pallet Management Systems, Inc.
Other Information
December 28, 1996




PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings
           None.

Item 2.                      Changes in Securities
           None.

Item 3.                      Defaults upon Senior Securities
           None.

Item 4.                      Submission of Matters to a Vote of Security Holders
           None.

Item 5.                      Other Information
           None.

Item 6.                      Exhibits and Reports on Form 8-K

           (a)      Exhibits required by Item 601 of Regulations S-B.
                    None.
           (b)      None.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.






                                         PALLET MANAGEMENT SYSTEMS, INC.


Dated:              April 2, 1997        By:  Zachary M. Richardson, President