Form 10QSB
period 1996-09-28
PALLET MANAGEMENT SYSTEMS INC
filed 1997-04-03
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                     WASHINGTON, D. C. 20549

                                                           FORM 10-QSB

                            QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Thirteen- week period ended                         Commission file
         September 28, 1996                                 Number 2-99212-A


                                         PALLET MANAGEMENT SYSTEMS, INC.
                       (Exact name of registrant as specified in its charter)


Florida                                                  59-2197020
(State or other jurisdiction of                    Employer Identification
incorporation)                                              Number)

                 One E. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
                             (Address of principal executive offices)


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

Yes      _______           No       _______


                                 APPLICABLE ONLY TO CORPORATE ISSUERS

     On September 28, 1996, the Registrant had outstanding 4,243,216 shares of common stock, $.001 par value.

                                       CONSOLIDATED BALANCE SHEETS

                                        Sept. 28,               Year Ended
                                         1996                    Jun 30, 1996
                                                                 (Audited)
CURRENT ASSETS

Cash                                       $0                $16,891

Accounts Receivable - trade,
 net of allowance for
 doubtful accounts                      1,493,594            1,181,068
Inventories                             1,045,372            1,020,243
Prepaid expenses                          105,541              144,197
Income tax refunds receivable                  0               517,771
Total current assets                    2,644,507            2,880,170

Property and equipment - net
 of accumulated depreciation            2,808,032            2,877,809
Other assets                              133,870              147,377

                                       $5,586,409           $5,905,356

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes Payable                          $1,185,837           $2,150,634
Accounts payable - trade                1,289,941            1,023,591
Accrued liabilities                       676,118              614,846

Total current liabilities               3,151,896            3,789,071

LONG TERM DEBT

Deferred income tax                       167,972             167,972
Long-term debt                          2,094,085           1,578,051

                                        2,262,057           1,746,023

STOCKHOLDERS' EQUITY

Common stock, authorized 10,000,000
shares at $.001 par value; issued and
outstanding 4,243,216 shares at
September 28, 1996 and 4,243,216
at June 30, 1996                           4,243                4,243
Additional paid in capital             2,041,387            2,041,387
Retained (deficit) earnings           (1,873,174)          (1,675,368)

                                         172,456              370,262

                                      $5,586,409           $5,905,356

PALLET MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                          13 Weeks Ended
                                  Sept. 28, 1996         Sept. 30, 1996


Net sales                          $3,730,690          $3,826,410

Cost of goods sold                  3,511,114           3,437,368

Gross Profit                          219,576             389,042

Selling, general and
administrative expense                468,644              643,903

Operating profit                   (249,068)               (254,861)

Other income (expense)
 Other income                       152,520                 18,472
 Interest expense                  (101,258)                (97,012)

Earnings before income taxes       (197,806)                (333,401)

Income tax expense (benefit)            $0                  (88,550)

Net earnings (loss)                ($197,806)               ($244,851)

Net (loss) earnings per
common share                       $(0.05)                  $(0.06)

Pallet Management Systems, Inc.
Consolidated Statement of Cash Flows

                                                  13 Weeks Ended
                                                 Sept. 28          Sept. 30
                                                   1996              1995

Cash flows from operating activities:

Net (loss) earnings                             ($197,806)      ($244,851)
Adjustments to reconcile net
(loss) earnings to net
cash provided by (used in) operating
activities:
Depreciation                                      89,337          90,912
(Incr.) Decr. in operating assets:
Accounts receivable                               (312,526)      (17,374)

Inventories                                       (25,129)       128,316
Prepaid expenses                                   38,656        (46,544)
Income tax refund receivable                      517,771             0
Other assets                                       13,507        15,499
Incr. (Decr.) in operating assets:
Accounts payable                                  266,350      (692,089)
Accrued liabilities and taxes                      61,272        (2,984)
Deferred credits                                       0          8,233
Net cash provided by (used in)
operating activities                              451,432        (760,882)
Cash flows from investing activities:
Purchase of fixed assets                         (19,560)        (304,987)

Net cash (used in) investing activities          (19,560)        (304,987)

Cash flows from financing activities:

Proceeds from lenders                            (448,763)        306,837
Capital contributed                                   0           430,032
Net cash (used in) provided by
financing activities                            (448,763)         736,869

(DECREASE) IN CASH                               (16,891)        (329,000)

Cash at beginning of period                       16,891          448,692

Cash at end of period                             $0              $119,692

Pallet Management Systems, Inc.
Notes to Financial Statements
September 28, 1996



Note 1.           Consolidated Financial Statements:

         The consolidated balance sheets as of September 28, 1996 and June 30, 1996, the consolidated statement of operations and cash flows for the thirteen week period ended of September 28, 1996 and September 30, 1995 have been prepared by the company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1996.

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




Note 3.           Stockholders' Equity:

         During the thirteen weeks ended September 28, 1996 stockholders' equity changed for the following items:


Common stock sold                                                   -0-
Additional paid-in capital                                          -0-
Current net loss                                              $198,000
                                                              --------
                                                              $198,000

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
September 28, 1996


PART I
ITEM 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen week period ended September 28, 1996 and September 30, 1995.

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

         The Company plans to continue manufacturing new pallets; however, the main focus of expansion is to develop facilities nationwide and to implement the pallet remediation program. This program is designed to offer an integrated pallet network of facilities to its national customers resulting in major cost savings and permit the customer to effectively utilize their packaging budgets.

         Customers include large retail and wholesale distributors such as Wal-Mart, K-Mart, Pepsi Co., Food Lion, Coca-Cola, Disney, Allied Signal, the US Government and Chep USA (the country's largest pallet pool rental company).

Thirteen Weeks Ended September 28, 1996 compared to Thirteen Weeks Ended September 30, 1995

         For the thirteen week period ended September 28, 1996 net sales decreased to $3,731,000 from $3,826,000 for the comparable 1995 period.

         During the thirteen week period ended September 28, 1996 new pallet sales declined 4.7% to $2,286,000 from $2,401,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 9.5% to $1,444,000 from the $1,319,000 recorded for the same thirteen week period ended September 30, 1995. The Company experienced a $175,000 (27%) reduction in Selling, General and Administrative expenses for the thirteen week period ended September 28, 1996 when compared to September 30, 1995. Other income increased to $152,000 from $18,500 a result of the sale (to a related party) of certain non-operating real estate. The Company experienced a $4,000 (4%) increase in interest expense for the thirteen week period ended September 28, 1996. This increase is a result of diminishing cash flow from operations due to the reduction in sales volume during the first eight weeks of the period. The Company did not record any tax effect on the net loss as the Company utilized 100% of it's net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, the current years net operating loss will only affect the current and future tax filings. A net loss of $198,000 or $.05 per share during the thirteen week period ended September 28, 1996 compared to a loss of $245,000 or $.06 per share recorded for the same period last year was realized by the Company. The gross margin for the thirteen week period was approximately 6% as compared to 10% achieved for the same thirteen week period a year prior. The reduction in gross margin was due to lower production levels during the first eight weeks of the period. However, sales volumes began to recover during the last four weeks of the reporting period.

         Mr. Eugene Dignoti Sr. resigned from the company as Chief Operating Officer and member of the Board of
Directors to pursue non-pallet related activities during this thirteen week period. His duties were assumed by existing management and the company does not anticipate seeking an immediate replacement.

         The Company also closed its Hartford Connecticut operation and is currently servicing this customer base through affiliated companies.

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
September 28, 1996


LIQUIDITY AND CAPITAL RESOURCES

         The Company had zero cash on hand at the end of the thirteen week period ending September 28, 1996, versus $17,000 at the beginning of the fiscal year. This decrease in cash is attributable to increases in accounts receivable by $312,526, inventory by $25,129, accounts payable by $266,350 and accrued liabilities by $61,272. In addition decreases in prepaid expenses by $38,656, other assets by $13,517, purchase of fixed assets of $19,560, receipt of the income tax receivable of $517,771. Net repayments to lenders for the thirteen week period were $448,763.



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