Form 10QSB
period 1997-03-31
PALLET MANAGEMENT SYSTEMS INC
filed 1997-05-13
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                     WASHINGTON, D. C. 20549

                                                           FORM 10-QSB

                         QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine week period ended                       Commission file
March 29, 1997                                              Number 2-99212-A

                                    PALLET MANAGEMENT SYSTEMS, INC.
                        (Exact name of registrant as specified in its charter)

Florida                                                        59-2197020
(State or other jurisdiction of                                (IRS Employer
Identification                                                   Number)
incorporation)

      One S. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
                  (Address of principal executive offices)

        Registrant's telephone number, including area code:
                             (561) 338-7763
           ------------------------------------------
     (Former name or address if changed since last report)

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

Yes      _______           No       _______

                            APPLICABLE ONLY TO CORPORATE ISSUERS

         On March 29, 1997, the Registrant had outstanding 4,849,956 shares of common stock, $.001 par value.

PALLET MANAGEMENT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                Year Ended
                                                                        Mar. 29                 Jun 30,
          ASSETS                                                          1997                     1996
                                                                       ----                      ----
                                                                                                 (Audited)
CURRENT ASSETS

         Cash                                                           190,692                  $16,891
         Accounts Receivable - trade, net of allowance
             for doubtful accounts                                      1,833,003               1,181,068
            Inventories                                                 1,240,594               1,020,243
         Prepaid expenses                                                 240,936                144,197
         Income tax refunds receivable                                        0                  517,771
                  Total current assets                                   3,505,225             2,880,170

         Property and equipment - net of accumulated
                  depreciation                                           2,838,117             2,877,809
         Other assets                                                      102,714               147,377
                                                                        $6,446,056            $5,905,356
                                                                        ----------             ----------

LIABILITIES
CURRENT LIABILITIES
       Notes Payable                                                   $1,884,798              2,150,634
         Accounts payable - trade                                       1,208,376              1,023,591
         Accrued liabilities                                              736,755               614,846
                                                                       -----------             ----------
                  Total current liabilities                             3,829,929             3,789,071

LONG TERM DEBT
         Deferred income tax                                             167,972                 167,972
         Long-term debt                                                1,911,828               1,578,051
                                                                       ----------               ---------
                                                                       2,079,800               1,746,023

STOCKHOLDERS' EQUITY
         Common stock,  authorized  10,000,000 shares
         at $.001 par value; issued
         and outstanding 4,849,956 shares at March 29,
         1997 and
          June 30, 1996                                                   4,850                   4,243
         Additional paid in capital                                   2,647,520               2,041,387
         Retained (deficit) earnings                                 (2,116,043)            (1,675,368)
                                                                    ------------            ------------
                                                                        536,327                370,262
                                                                       6,446,056             5,905,356





PALLET MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    13 Weeks Ended                               39 Weeks Ended
                                                                    --------------                               --------------
                                                     Mar. 29, 1997        Mar. 30, 1996          Mar. 29, 1997     Mar. 30, 1996
                                                     -------------        -------------          -------------     -------------


         Net sales                                      $5,837,773          $ 4,686,409          $ 14,857,529     $  12,909,778

         Cost of goods sold                              5,539,614           4,175,395             13,803,046         11,473,814
                                                          ----------        ----------                ----------         ----------

         Gross profit                                      298,159             511,014              1,054,483           1,435,964

         Selling, general and
            administrative expense                         526,809             878,717              1,502,849           2,369,013
                                                            -------            -------                 ---------           ---------

         Operating profit                                 (228,650)           (367,703)              (448,366)           (933,049)

         Other income (expense)
                  Other income                              34,511             12,933                 257,840                57,049
                  Interest expense                         (70,521)          (104,387)               (250,150)           (288,981)
                                                         --------            ---------               ---------           ---------

         Earnings before income
              taxes                                        (264,660)         (459,157)                 (440,676)         (1,164,981)

         Income tax expense
             (benefit)                                          $0            (18,500)                    $0              (181,275)
                                                                   ----      ----------                -----           -----------

         Net earnings (loss)                              ($264,660)        ($440,657)               ($440,676)        ($983,706)
                                                          -----------       ----------                  ---------        ----------

         Net (loss) earnings per
             common share                               $      (0.06)      $   (0.10)               $   (0.10)     $       (0.23)
                                                       --------------    ------------                --------------     -----------




PALLET MANAGEMENT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  13 Weeks Ended                                  39 Weeks Ended
                                                                  --------------                                 ---------------
                                                       Mar. 29, 1997        Mar. 30, 1996        Mar. 29, 1997        Mar. 30, 1996
                                                       -------------        -------------        -------------       --------------


Cash flows from operating activities:
     Net earnings (loss)                               (264,659)             (440,657)            (440,674)              (983,706)
     Adjustments to reconcile
     net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                        97,399                 94,603             282,256                281,741
     (Incr.) Decr. in operating assets:
                 Accounts receivable                   (238,557)            (1,072,940)           (651,935)            (1,094,601)
                 Inventories                           (110,912)                11,721            (220,350)               345,244
                 Prepaid expenses                       (68,282)              (145,930)            (96,739)              (390,510)
                 Income tax refund receivable               0                     0                517,771                  0
                     Other assets                       (53,540)               (46,551)             44,663                 (28,788)
Incr. (Decr.) in operating assets:
                 Accounts payable                        15,961               (130,349)             184,785               (238,163)
Accrued liabilities and income taxes                    128,236                687,115              121,907                534,952
                  Deferred credits                       0                        0                   0                     19,171

Net cash (used in)  privided by
  operating activities                               (494,354)               (1,042,988)            (258,316)            (1,554,660)

Cash flows from investing activities:
   Purchase of fixed assets                           (18,228)                  (45,325)            (242,564)              (584,468)

   Net cash (used in) investing activities            (18,228)                  (45,325)            (242,564)              (584,468)

Cash flows from financing activities:
    Proceeds from lenders                             343,232                   978,277               67,941               1,403,884
    Capital contributed                                  0                         0                 606,740                 430,032

Net cash provided by financing activities             343,232                   978,277              674,681               1,833,916
(Decrease) Increase in cash

(Decrease) Increase in Cash                          (169,350)                 (110,036)             173,801               (305,212)

Cash at beginning of period                           360,042                   253,496               16,891                448,692

Cash at end of period                                 190,692                   143,460              190,692                143,480




Pallet Management Systems, Inc.
Notes to Financial Statements
March 29, 1997



Note 1.           Consolidated Financial Statements:

         The consolidated balance sheets as of March 29, 1997 and June 30, 1996, the consolidated statement of operations and cash flows for the thirteen and thirty-nine week periods ended March 29, 1997 and March 30, 1996 have been prepared by the company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1996.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation. In addition, the weighted average shares outstanding has been revised to reflect a two-for-one stock split which occurred on October 3, 1996. Certain shareholders, consisting primarily of officers and directors, waived their right to this dividend resulting in an increase of 814,286 shares. All stock data and per share amounts in the consolidated financial statements have been restated to reflect the stock split.




Note 2.           Net Loss per Share of Common Stock:

         Net loss per share was computed using the consolidated results of the company for the periods presented and the weighted average shares outstanding at the end of each period.


Note 3.           Stockholders' Equity:

         During the thirteen and thirty-nine week periods ended March 29, 1997 stockholders' equity changed for the following items:

                                             13 Weeks                  39 Weeks
                                             March 27, 1997      March 27, 1997

Common stock sold                                  0                 607
Additional paid-in capital                         0             606,133
Current net earnings (loss)               $   (264,660)         (440,675)
                                         -------------       -------------
                                          $   (264,660)      $   166,065
                                          =============       ===========

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
March 29, 1997


PART I
ITEM 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen and thirty-nine week periods ended March 29, 1997 and March 30, 1996.


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


Thirteen Weeks Ended March 29, 1997 Compared to Thirteen Weeks Ended March 30, 1996

         Net sales increased 24% to $5,838,000 from $4,686,000 during the thirteen-week period ended March 29, 1997 when compared to March 30, 1996.

         During the  thirteen  week period ended March 29, 1997 new pallet sales
increased  42%  to  $4,066,000  from  $2,860,000,   pallet  remediation (pallet
recycling, depot and repair services and sales of used pallets) decreased by 2.9% to $1,772,000 from the $1,826,000 recorded for the same thirteen week period ended March 30, 1996. This decrease is a result of eliminating unprofitable customers and increased competition in Florida. The Company experienced a $352,000 (40%) reduction in Selling, General and Administrative expenses for the thirteen week period ended March 29, 1997 when compared to March 30, 1996. Other income increased to $35,000 from $13,000 a result of maintaining a positive cash position. The Company experienced a $34,000 (32%) decrease in interest expense for the thirteen-week period ended March 29, 1997. This decrease is a result of an improved cash flow deficit due to the conversion of debt to equity in December 1996. The Company did not record any tax effect on the net loss as the Company utilized 100% of its net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, the current years net operating loss will only affect the current and future tax filings. A net loss of $265,000 or $(.06) per share during the thirteen week period ended March 29, 1997 compared to a loss of $441,000 or $(.07) per share recorded for the same period last year was realized by the Company. The gross margin for the thirteen week period was approximately 5.1% as compared to 10.9% achieved for the same thirteen week period a year prior. The reduction in gross margin was primarily due to the unusually rapid increase in the cost of lumber. The Company anticipates gross margin recovery in late spring or early summer as lumber prices are expected to decline and index pricing to customers takes effect.

Pallet Management Systems, Inc.
Management's Discussion and Analysis and Liquidity and Capital Resources March 29, 1997


Thirty-nine Weeks Ended March 29, 1997 Compared to Thirty-nine Weeks Ended March 30, 1996

         Net sales increased 15% to $14,858,000 from $12,910,000 during the thirteen-week period ended March 29, 1997 when compared to March 30, 1996.

     During the thirty-nine week period ended March 29, 1997 new pallet sales increased 101% to $10,037,000 from $4,987,000, pallet remediation (pallet recyclling, depot and repair services and sales of used pallets) increased by 54% to $4,820,000 from the $3,129,000 recorded for the same thirty-nine week period ended March 30, 1996. The Company experienced a $866,000 (36.5%) reduction in Selling, General and Administrative expenses for the thirty-nine week period ended March 29, 1997 when compared to March 30, 1996. This decrease is a result of the Company's effort to consolidate, streamline and eliminate unnecessary expenditures. Other income increased to $201,000 from $57,000 as a result of the sale (to a related party) of certain non-operating real estate coupled with the Company's improved cash position in the current fiscal year. The Company experienced a $39,000 (13%) decrease in interest expense for the thirty-nine week period ended March 29, 1997. This decrease is a result of an improved cash flow deficit due to the conversion of debt to equity in December 1996. The Company did not record any tax effect on the net loss as the Company utilized 100% of its net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, the current year's net operating loss will only affect the current and future tax filings. A net loss of $441,000 or $.10 per share during the thirty-nine week period ended March 29, 1997 compared to a loss of $984,000 or $.23 per share recorded for the same period last year was realized by the Company. The gross margin for the thirty-nine week period was approximately 7.1% as compared to 11.12% achieved for the same thirty-nine week period a year prior. The reduction in gross margin was primarily due to the sharp increase in the cost of lumber. The Company anticipates gross margin recovery during the late spring or early summer as lumber prices begin to stabilize and possibly decline and index pricing to customers take effect.

         During the thirteen week period ended December 28, 1996, the Company made a substantial investment in equipment to automate the manual recycling process in the Lakeland, Florida facility. This automated line is
"state-of-the-art" in terms of pallet recycling. In addition, the Company expanded its Orlando, Florida facility by relocating to a new 15,000 square foot facility.

     The Company's board of directors approved on December 3, 1996, a proposal to convert $606,740 outstanding Company notes into equity (newly formed "A" Units). Each "A" Unit consists of one share of the Company's common stock and one two year warrant to purchase one share of the Company's common stock at an exercise price of $1.25. The Company issued 576,740 "A" Units to Company board members.

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

Pallet Management Systems, Inc.
Other Information
March 29, 1997

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $191,000 cash on hand at the end of the thirty-nine week period ending March 29, 1997, versus $17,000 at the beginning of the fiscal year. This increase in cash is attributable to the receipt of the income tax receivable of $518,000, a decrease in other assets by $45,000, increases in accounts payable by $185,000, accrued liabilities by $122,000 and newly contributed capital of $606,740. These cash increases were offset by increases in accounts receivable by $652,000, inventory by $220,000, prepaid expenses $97,000, purchase of fixed assets of $242,000 and $68,000 net repayments on corporate debt.



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

                                 PALLET MANAGEMENT SYSTEMS, INC.

Dated:  May 13, 1997              By:  Zachary M. Richardson, President