Form 10KSB
period 1997-06-30
PALLET MANAGEMENT SYSTEMS INC
filed 1997-09-29
CIK 773724

SECURITIES AND EXCHANGE COMMISSION

                                             Washington, D.C. 20549
                                                   FORM 10-KSB

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended June 30, 1997

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

State issuer's revenues for its most recent fiscal year:  $21,052,000

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 1997 - $1,212,000.

                                                     Part I


Item 1.           Description of Business.


 Introduction

         Pallet Management Systems, Inc. (the "Company") is engaged in the manufacture, sale, repair and retrieval of wooden, plastic and metal pallets as well as other product packaging required for the shipment of goods. The Company was formed by the combination of several companies and has operations in Florida and Virginia.

         A pallet is a portable platform for the storing or moving of cargo or freight. Most commonly made of wood, its standard size is approximately a four feet square and is designed to be transported by a forklift. The pallet, a little known entity to the consumer, is a key factor to retail and industrial distribution. Without pallets, shipping by air, land and sea would be severely hampered. The pallet industry in the United States has grown to more than a $6 billion ($6,000,000,000)industry and plays a vital roll in transportation today. Many small, localized and/or specialized companies that usually have an operational radius of less than 100 miles, none of which individually has any appreciable market impact, characterize the industry.

         The Company focuses on total solutions for its customers' pallet requirements through comprehensive products and services including manufacturing and distributing new and recycled pallets and pallet remediation. (Pallet remediation is the systematic collection, repair, return and reuse of pallets and other types of packaging.) Due to rising costs and increasing competition, the Industry's gross profit for new pallets has decreased over the years. Consequently, the Company is shifting its focus to remediation services.


 History of the Company

         The Company was incorporated in the State of Florida on June 10, 1982, under the name Air Bags, Inc. From inception through October 7, 1994, when the Company merged with Pallet Recycling Technologies, Inc. (PRTI), the Company was in a development stage, expending funds investigating business opportunities. The Company changed its name to Pallet Management Systems, Inc. in November
1994.

         On June 29, 1995, pursuant to a Merger Agreement and Plan of Reorganization among Abell Lumber Corporation, a Virginia corporation (Abell) and the Company, (i) the shareholders of Abell acquired 67.33% of the outstanding shares of the Company's Common Stock and (ii) Abell became a wholly owned subsidiary of the Company.


 The Pallet Industry

         The pallet industry is considered part of the overall transportation packaging industry and is critical to global commerce. This industry is extremely fragmented, substantially free from government regulation and has no market dominator. Considered a "staple" industry, pallets are an integral part of retail and industrial distribution. Nearly every item manufactured or processed is shipped and/or stored on pallets.

         According to the National Wooden Pallet and Container Association (NWPCA), in 1995, there were approximately 411 million new wood pallets produced in the United States with hundreds of millions sold on a used or recycled basis. New pallet sales are in excess of $4 billion annually. Sales of recycled pallets have increased substantially over the past few years as this segment of the pallet industry continues to develop.

         Due to the high cost of plastics and other materials, wood is the preferred and more environmentally conscious material for pallets. However, some customers require plastic pallets for closed loop supply systems where pallet sanitation is critical and accountability can be controlled. According to a NWPCA survey, 99% of all pallet users reported using wood pallets. Of the 99% respondents, only 2.5% of those surveyed reported using a material other than wood.

PRIMARY INDUSTRY USERS OF PALLETS:

1) food and beverage    3) steel and metal      5) chemical and fluid

2) paper and fiber      4) automotive           6) printing

         The industry is highly fragmented with over 3,000 pallet companies scattered across the United States. Most of these companies attempt to specialize in only one segment of the industry: new pallet production, pallet sales or pallet rental. Pallet companies, except for those involved in pallet rental, are generally small independent businesses that operate within a limited radius from their facilities. The fragmentation of the industry has become frustrating to pallet users. As their demand for service increases, they become burdened by attempting to integrate independent companies to service their logistical needs.

         Customers are quickly recognizing the significant benefits of returnable packaging and are searching for an integrated system that can effectively manage and service these needs. One response to this demand for service has been the development of pallet rental pools. However, this response will only solve a small piece of the packaging industry dilemma.

 Products and Services

         The Company fulfills customer demands through a variety of products and services.

Products

New Wood Pallets

         The Company manufactures, sells, and distributes new pallets in large quantities. New wood pallets are manufactured at the Company's Lawrenceville, Virginia plant, with a capacity of 10,000 units per day. Due to rising costs and increased competition, the Company's gross profit per pallet has decreased over time.

Other Transport Packaging

         The Company functions as a wholesale distributor of various returnable transport packaging. These items include plastic and metal pallets; plastic, collapsible bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates. Profits vary by item as these products are purchased in the market. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

Recycled Wood Pallets


         Recycled pallets generally come from companies that are "end users". These end users accumulate thousands of unwanted pallets, which the Company retrieves, sorts, processes and are sold as recycled pallets, disassembled for repair components or mulched.

Services

Third Party Pallet Management

         The Company offers on-site pallet repair and sorting systems that provide professional management and significant savings to large volume customers. These operations can produce substantial savings for customers by reducing their costs through better utilization of their pallet resources.

Pallet Retrieval

         Provides customers with a system for lowering pallet cost-per-trip by creating a closed-loop return system between the manufacturer, their customers, and their vendors. The Company currently manages several retrieval programs on a regional basis. Pallet retrieval is the primary focus of the Company's expansion program.

Pallet Warehousing

         At select locations, the Company sorts and stores pallets for customers indoors to provide higher quality recycled pallets. Margins are low; however, this service adds value and provides a competitive advantage.
Management anticipates that pallet warehousing will be in higher demand in the future as pallet users increase demand for moisture controlled pallets.


 Suppliers

         There is adequate supply of the Company's raw material components. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. The Company has several principal suppliers, which are rotated depending on availability. The Company currently buys approximately 25% of its lumber from Clary Lumber Co., Inc.,("Clary") at or below market price. Clary is owned by John C. Lucy, Jr., a majority shareholder and director of the Company.

         End users are the principal suppliers of used pallets.

Depending on the season and other circumstances, used pallet supplies vary in cycles from region to region.

 Operations

         Operations are grouped into the Mid Atlantic and South Eastern regions, which consist of geographical areas encompassing several states. These regions manage local operations and include manufacturing, inventory, transportation, manpower, customer pallet usage, handling systems, program costs, pricing structure and payroll. Accounting functions are centralized in Lawrenceville, VA. All functions are reviewed and monitored at the corporate office in Boca Raton, Florida.

         The Company services customers with two different types of operational facilities: Repair Depots and Manufacturing Plant.

Repair Depots

         The Company has regional Repair Depots in Virginia and Florida. These facilities are a minimum of 40,000 sq. ft. of covered workspace with indoor storage and up to 8 acres of outside storage. The Repair Depot is designed to sort, repair and store pallets. It is automated, employs approximately 75 people and is located in markets where existing customers have major distribution centers and pallet retrieval systems. The Repair Depot in Florida has several satellite operations that provide pallet repair and pallet storage.

Manufacturing Plant


         The Company currently has one manufacturing plant located in Virginia. This facility is capital intensive with "state of the art" automation for new pallet construction. The plant has approximately 125 employees and maintains a transportation fleet for product delivery and repair service.


 Marketing and Distribution

         The Company has a customer base of over 350 customers, many of which are Fortune 500 companies, including Allied Signal, Chep USA, Coca-Cola, Dupont, Food Lion, Metal Container, Wal-Mart, Walt Disney World, Winn-Dixie and various governmental agencies.

         The marketing plan of the Company focuses on service, and the related cost savings for our customers. Service, no longer means just delivering pallets on time, it also means helping customers manage their packaging needs. One value-added aspect of this service is the Company's ability to process rental, non-rental and odd sized pallets. Normally a pallet inventory of varying sizes is a logistical problem for the customer.


 Seasonality

         Sales remain relatively constant with minor fluctuations around major holidays and during the summer months.

 Competition

         Competition consists mainly of small, single-location pallet companies with limited resources; however, there are several large pallet manufacturing/distribution plants. During 1997, two larger manufacturing companies and a recycling company merged to form a public company.

 Employees

         The Company has approximately 240 employees including: production workers, drivers, facility management, sales, customer service, administrative support and executive personnel.

 Government Regulations

         There are no government regulations applicable to the manufacture and recycling of wooden pallets.


Item 2. Description of Properties


Lakeland, FL, Repair Depot: 2420 New Tampa Hwy. This facility was opened in April 1996 at a 63,000 sq. ft. facility on five acres with a five-year lease terminating in March 2001. It employs seventy-five people and can process all types of pallets on the automated line. This facility supports two satellite operations located in Citra and Orlando, Florida. These satellite operations contain a 5,000 sq. ft. building on five acres leased for five years and a 15,000 sq. ft. building on three acres leased for eight years. These leases expire July, 2000, and August, 2004, respectively.

Lawrenceville, VA, Manufacturing Plant: 10324 Liberty Road. Substantially all new pallet manufacturing is performed at this company owned facility on automated equipment. In addition, pallet recycling and repair services occur at this location which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000 sq. ft. office building and employs over 125 people.

Petersburg, VA, Repair Depot: 1925 Puddledock Road. This facility has the capacity to process, repair, and store all types of pallets. It contains a 40,000 sq. ft. warehouse on eight acres of Company-owned property. At June 30, 1997, this property is subject to a $417,000, 2% above prime mortgage that matures in October 2005. There are approximately forty people employed at this facility which contains "state of the art" automated equipment.

Corporate Offices are located at One South Ocean Boulevard, Suite
305, Boca Raton, Florida. The Company leases 1,009 sq. ft. of office space which expires in May 2000.


Item 3. Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 30, 1997. The following people were re-elected to the Board of Directors for a one year term: M. Bruce Adelberg, John C. Lucy, Jr., John C. Lucy, III, Donald Radcliffe, Zachary M. Richardson, Thomas Rohman, Esq., CPA and Jack Simon. Each board member received 3,472,385 votes in favor and 22,666 votes against. The remaining issues are as follows:

Ratification of Appointment of Independent Auditors

         3,515,001(For)         6,000(Opposed)           4,000(Abstained)

Approval of the Company's Omnibus Stock Plan dated April 1, 1997.

         3,489,277(For)         25,324(Opposed)          10,400(Abstained)

Approval to Amend the Company's Articles of Incorporation to authorize 7,500,000 shares of Preferred Stock

         3,497,277(For)        7,324(Opposed)             400(Abstained)

No other matters were submitted to a vote of shareholders at this annual meeting.

Effective September 1997, M. Bruce Adelberg, Thomas Rohamn, Esq., CPA and Jack Simon have resingned from the Board of Directors. These gentlemen have resigned siting insufficient Director and Officer's Insurance coverage.


                                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASD electronic bulletin board under the symbol PALT. The following provides each quarterly high and low bid quotations reported for the Company's Common Stock during the two fiscal years ended June 30, 1997 and 1996:
                                                         Bid Prices

         Period                                          High           Low

Fiscal Year 1997
First Qtr. (9/96)                                         3              1/2
Second Qtr. (12/96)                                       1 1/16         1/4
Third Qtr. (3/97)                                           3/4          1/2
Fourth Qtr. (6/97)                                         13/16         7/16




Fiscal Year 1996
First Qtr. (9/95)                                          10 3/4        10 1/2
Second Qtr. (12/95)                                        10 1/2           8
Third Qtr. (3/96)                                          8                7
Fourth Qtr. (6/96)                                         7 1/4          5/8

         The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.


         As of June 30, 1997, there were 120 holders of record of the Company's Common Stock. The Company has not declared or paid any dividend on its Common Stock in the last two fiscal years.


Item 6. Selected Financial Data.


                                                     1997              1996             1995
                                                     (000)             (000)            (000)

Net Sales                                            $21,052           $16,848          $29,444
Net Loss                                                 883             1,778               51

Net Loss per common share                                .19               .42              .01
Total assets                                           5,783             5,905              N/A
Long Term Obligations                                  1,209             1,746              N/A



Item 7. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Fiscal Year Ended June 30, 1997 Compared to Fiscal Year Ended June 30, 1996:

         For the year ended June 30, 1997 net sales increased 25% to $21,052,000 from $16,848,000 for the prior year. This increase was due to an increase in new pallet sales, which accounted for 68% of net revenues, as opposed to 59% of net revenues the previous year. The increase in new pallet sales resulted from a significant increase from one major customer, which accounted for approximately 44% of 1997 net sales.

         Cost of sales for 1997 was $19,554,000 (93 % of net sales) as compared to $15,981,000 (95% of net sales) for 1996. This percentage decrease is attributable to efficiencies gained in new pallet production, a result of larger "production runs" and cost containment. During 1997, the Company experienced rising cost of lumber which resulted in increased product cost that could not be entirely passed onto the customer.

         Selling, general and administrative expenses were $1,939,000 (9% of net sales) in 1997 as compared to $2,816,000 (17% of net sales) in 1996. This decrease is due to cost savings realized through consolidation of both operational and administrative functions.

         Interest expense decreased to $365,000 in 1997 from $401,000 in 1996. This decrease is due to improved cash flow from new pallet operations, remediation in Florida, the conversion of $607,000 of debt to equity and a tax refund of $518,000.

         The net loss for 1997 was $883,000 compared to $1,778,000 for 1996. This reduction in loss was due to increased sales volume, improved operational efficiencies and cost containment strategies implemented by management.

         In 1997, the Company wrote-off $100,000 of costs associated with an attempted debt restructuring and private placement; debt conversion expense was recorded in the amount of $72,000 and $102,000 gain on the sale of rental property to a related party was treated as additional paid in capital. Hence, the Company's net loss exclusive of these items was $609,000.

Liquidity and Capital Resources:

         The Company's financing needs depend primarily upon sales volume and controllable variable expenses. During 1997, the Company financed its working capital needs through new borrowings.

         The Company had cash on hand of $237,000 at the end of 1997, versus $17,000 at the beginning of the fiscal year. This cash increase is attributable to the receipt of an income tax receivable of $518,000, decreases in inventory by $118,000, prepaid expenses by $46,000, other assets by $10,000, an increase in accounts payable by $191,000, proceeds from sale of property, plant and equipment of $206,000 and $524,000 net proceeds from lenders. These cash increases were offset by decreases in accounts receivable by $573,000 and decreases in accrued liabilities by $31,000, deferred taxes by $97,000 and purchase of property, plant and equipment by $387,000.

         The Company completed a new financing agreement with NationsBank on September 30, 1995 which increased the line of credit available to the Company to $2.5 million, from the former $1.2 million line, at an interest rate of prime plus 2% and is secured by priority lien upon substantially all the assets of Abell and is guaranteed by the majority stockholder. Advances are based on 80% of eligible accounts receivable and 50% of inventory. The line of credit has a three-year term with provisions for annual renewals thereafter. In addition, the Company obtained a $500,000 ten year term loan from NationsBank for the Petersburg, Virginia facility at prime plus 2%. The proceeds of this loan were used to repay short-term indebtedness. The Company is current with this loan as the loan is to be repaid in equal monthly installments of principal plus interest. At June 30, 1997, the Company is in violation of certain debt covenants on the line of credit and term loan. Consequently, NationBank debt is classified as current debt on the Company's financial statements.
The Company is in the process of seeking a replacement lending institution.

         The Company believes that it will have sufficient capital and borrowing power to sustain operations as it seeks new financing due to significant cost cutting measures and increased sales volums through June 30, 1998.

         During 1997, unprofitable operations were closed in Douglas, Georgia and Hartford, Connecticut. Operations in the Baltimore, Maryland have been turned over to an affiliated company. As a result of these actions, the Company eliminated a layer of management infrastructure and changed focus to operational efficiency measures. In addition, the Company's Chairman and CEO and its' President have each reduced their salaries to $52,000 annually and assumed the operational responsibilities of the COO who resigned at the beginning of 1997 to pursue other non-pallet interests.

         Automation has been installed at the Lakeland facility, which has resulted in reduced labor costs and increased sales capacity. The Orlando facility increased sales capacity by building a 15,000 sq. ft. repair and storage building for a major customer while attempting to develop the used pallet market.





Item 8. Financial Statements


         (i)      Report of Independent Certified Public
                  Accountants June 30, 1997..............................F-1

         (ii)     Report of Independent Certified Public
                  Accountants June 30, 1996.........................   ..F-2

         (iii)    Consolidated Balance Sheet as of
                  June 30, 1997......................................   .F-3
         (iv)     Consolidated Statements of Operations
                  for the years ended June 30, 1997 and 1996........    .F-4

         (v)      Consolidated Statement of Stockholders'
                  Equity for the years ended June 30, 1997 and 1996......F-5

         (vi)     Consolidated Statements of Cash Flows for
                  the years ended June 30, 1997 and 1996................ F-6

         (vii)    Notes to Consolidated Financial Statements..............F-7

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

         On June 12, 1997, the Company notified Grant Thornton LLP, that it was changing auditors. The change in auditors was approved by the Company's Board of Directors. The reason for the change of auditors at this time is that the Company desired to reduce its auditing costs in order to conserve cash. The change is part of a general cost reduction program begun by the Company. There were no disagreements on any manner of accounting principles or practices of financial statement disclosure or audit scope or procedure. None of the events listed in paragraphs (A) through (D) of Item 304 (a) (1) (v) occurred. The new auditors engaged by the Company are Kaufman Rossin & Co.

         There were no disagreements on any manner of accounting principles or practices of financial statement disclosure during the most recent financial statements included herein.

         PART III


Item 10. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

         As of June 30, 1997, the executive officers and directors of the Company were as follows:



         Name and Address         Age          Position

         John C. Lucy, III        39         Chairman of the Board
                                             Of Directors and CEO


         Zachary M. Richardson    42         President, Secretary,
                                             Treasurer and Director


         John C. Lucy, Jr.        63         Director


         Doanald Radcliffe        52           Director



         Each director will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

         John C. Lucy, III joined Abell on a full-time basis in 1980 after graduating from Virginia Tech with a B.S. in business. Since June 29, 1995,
Mr. Lucy has served as Chairman and CEO of the Company. Five years prior, Mr. Lucy was the president of Abell Industries. He has extensive experience in pallet and lumber manufacturing and has spent many years with Abell focusing on sales and marketing to large, national customers. In addition to being President of Abell, an officer and director of the Company, he is President of Clary, a hardwood lumber sawmill located in Gaston, North Carolina, and is Vice-President of Blacksburg Enterprises, Inc., which operates Baskin-Robbins and Sub-Station II franchises in Blacksburg, Virginia. Mr. Lucy has completed a two year term as Chair of the National Wooden Pallet and Container Association (NWPCA) Military Packing Task Force and three years as Chair of its Research Steering Committee.

         Zachary Richardson during the past nine years has been president of the Company or one of its predecessor companies. He founded Skeezix Communications, Inc., a professional consulting firm, in 1988 and PMSI of America, a pallet company, in January 1992. Mr. Richardson became President and a Director of the Company on October 7, 1994 when the Company merged with PRTI. Mr. Richardson has been involved with management and sales for over 20 years. After graduating from Franklin and Marshall College in 1977, he was commissioned in the United States Navy and designated a Naval Aviator. He maintained his reserve status in the Navy and retired from the reserves in 1997. Mr. Richardson is an active member of the NWPCA and serves on the Recyclers Council Executive Committee.


         John C. Lucy, Jr. founded Abell in 1966 after having worked in a family lumber and pallet manufacturing business for approximately ten years. In 1969, he acquired Clary to supply lumber to Abell, and remains the chairman of Clary. In 1976, he acquired Shelbyville Enterprises that operated a motel/restaurant in Shelbyville, Tennessee (sold in 1996). In 1980 he formed Blacksburg Enterprises to operate food service operations in Blacksburg, Virginia. He attended Richmond Polytechnic Institute for two years prior to serving two years in the military.


         Donald Radcliffe has been a director of the Company since April 25, 1985. Since June 1984, Mr. Radcliffe has served as the Chief Operating Officer, Executive Vice President and Director of World Wide Business Centers, a company which provides businesses with office space and facilities. From June 1970 through June

1984, Mr. Radcliffe was a partner in the accounting firm of Main Hurdman. In addition, Mr. Radcliffe has served as President and Director of Radcliffe Enterprises, Inc., a financial consulting company, since May 1982. Mr. Radcliffe received his Bachelor of Science degree with honors from Lehigh University in 1967, and a Masters in Business Administration degree, with distinction, from the Amos Tuck School, Dartmouth College. Mr. Radcliffe is also a certified public accountant in the State of New York. Mr. Radcliffe intends to devote less than 5% of his time to the affairs of the Company.




Item 11. Executive Compensation.

         The following table sets forth the cash and cash equivalents paid during the fiscal years ended June 30, 1995, 1996 and 1997 to all individuals serving as the Company's executive officers during the last fiscal year.

                                           SUMMARY COMPENSATION TABLES


  Name and Principal Position       Year          Annual                                 Long-term
                                               Compensation                            Compensation
                                                                                          Awards
                                                                                          Payouts
                                                  Salary          Bonus      Other       Restricted       Options      LTIP   All
                                                 ($) (3)           ($)        ($)       Stock Awards      /SARs               Other


                                            ------------------  ---------
John C. Lucy, III,                  1997          56,883
                                    1996          86,800
                                    1995         114,758         64,000
Chairman (1) (4)
Zachary M. Richardson,              1997          57,480
                                    1996         100,117
                                    1995          81,453
President, Director (2) (4)

================================  ========= ==================  =========


(1) Mr. Lucy's compensation was paid to him by Abell, which became a subsidiary of the Company on June 29, 1995. He was elected Chairman and CEO of the Company on June 29, 1995.

(2) The compensation paid to Mr. Richardson was paid by PRTI and its predecessors prior to the Company's merger with PRTI on October 7, 1994.

(3)      Includes medical insurance reimbursements.

(4) Messrs. Lucy and Richardson reduced their annualized salaries from $95,000 to $52,000 in June 1996.

         The Company has a Compensation Committee that determines the basis for the value of an officer or a contracted service to the Company. Compensation paid by other like size companies for comparable services is used as a benchmark. However, other factors specific to each determination have an impact on the executive's compensation. The Company has an audit committee, which will select the independent certified public accountants who audit the Financial
Statements at year-end and review the internal controls of the Company. The findings of the independent certified public accountants will be communicated in a formal report to the audit committee.

         The Company has entered into similar five-year employment agreements expiring on June 30, 2000 with John C. Lucy, III, and Zachary M. Richardson. These agreements provide for an annual base salary of $95,000. In addition, the agreements are anticipated to provide certain allowances and entitlements. These entitlements include, but will not be limited to, an automobile, accident and health insurance, disability insurance, and contributions to retirement plans. Messrs. Lucy and Richardson have elected to temporarily reduce their salary to an annualized $52,000 for the unforeseeable future.

         The Company has key man life insurance on John C. Lucy, III, and Zachary M. Richardson. The Company has no key man insurance on the life of any other officer or director.

         The Company has entered into a consulting agreement with John C. Lucy, Jr. to provide consulting services to the Company. This agreement provides for a consultant fee of $104,000 per year, an automobile allowance and reimbursement of reasonable out-of-pocket expenses incurred in connection with any activities under this agreement. In February 1996, the agreement and services were temporarily suspended through June 30, 1997 by mutual consent; accordingly, no payments were made during that time. Management is currently reviewing this agreement.

         No compensation is paid to any director for his or her services. However, the Company may authorize travel expenses for attendance at each meeting of the Board. Under the Company's Articles of Incorporation and By-Laws, the Directors may set their own compensation for service as officers.

         The Company has adopted a combined stock option and appreciation rights plan to attract and to induce officers, directors and key employees of the Company to remain with the Company. The plan will provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. On July 1, 1997, the Company granted 783,825 ten year stock options with an exercise price of $.50 per share. These options vest over a four-year period and expire in ten years or three months after separation of service, whichever occurs earlier. 549,400 of the options granted were granted to Mr. Lucy, III and Mr. Richardson. 479,400 of the options granted to these key executives are non-qualified stock options. The remaining 234,425 options were granted to other key personnel.

Item 12.          Security Ownership of Certain Beneficial Owners and
Management.

         The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group", as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Currently, the Company had issued and outstanding 4,849,956 shares of Common Stock and as of June 30, 1997,




                                   Amount and
           Name and Address        Nature of                  Percent
       Of Beneficial Owner (1)     Beneficial                 Of Class
                                    Ownership

John C. Lucy, III (2&4)              513,259                   9.29%
Zachary Richardson (2&5)             548,898                   9.94%
John C. Lucy, Jr. (3&6)            2,466,447                  44.60%
Donald Radcliffe (3&7)                75,000                   1.36%
All officers and Directors         3,600,604                  65.19%
Directors as a group (1-7)
Dawn LaPuasa (8)                     436,519                   7.90%
                                  ____________               _______
                                   4,037,123                  73.09%

         (1)      The address of all beneficial owners in this table is Suite 305, One
                  S. Ocean Boulevard, Boca Raton, Florida 33432.
         (2)      An officer and director.
         (3)      Director only.
         (4)      Includes  355,389 shares owned;  92,000 shares held in custody for children;  10,870 five year  warrants with $1.25  exercise price,  expire in  December  2001 and  55,000  ten year  stock options  granted on July, 1, 1997 with $.50 exercise price and expire July 2007.
         (5)      Includes 458,898 shares owned; 35,000 five year warrants with $1.25 exercise price, expire in December 2001 and 55,000 ten year stock options granted on July, 1, 1997 with $.50 exercise price and expire
                  July 2007.
                  Includes 35,000 shares owned; 25,000 five year warrants with $1.25 exercise price, expire in December 2001 and 3,000 ten year stock options granted on July, 1, 1997 with $.50 exercise price and expire
                  July 2007.
         (6)      Includes  1,762,761  shares  owned;  400,000  shares  owned by
                  Clary;  300,000  and  200,000  five year  warrants  with $1.25 exercise  price,  owned by Mr.  Lucy and  Clary  respectively, expire  in  December  2001 and 3,000  ten year  stock  options granted on July, 1, 1997 with $.50  exercise  price and expire
                  July 2007.
         (7)      Includes  57,000 shares owned;  15,000 five year warrants with
                  $1.25  exercise  price,  expire in December 2001 and 3,000 ten year stock options granted on July, 1, 1997 with $.50 exercise price and expire July 2007.



                                                       20

        (8) Includes 344,519 shares owned and 92,000 shares held in custody for children (Not an officer or director)

Item 13.          Certain Relationships and Related Transactions.

         Clary, which is owned by the family of John C. Lucy, Jr., a Director and principal shareholder of the Company, sold lumber to Abell in the amounts of $2,895,000 and $2,178,000 which is 25% and 32% of Abell's lumber purchases for the years ended June 30, 1997 and 1996 respectively. Abell sold approximately $10,000 and $159,000 of lumber to Clary in the years ended June 30, 1997 and 1996 respectively. The Company believes that these transactions were made at or below market prices in the ordinary course of business. Clary has loaned the Company money to acquire property and provide additional working capital during 1997. As of June 30, 1997, Clary converted $437,000 of trade debt into a 2 year 12% note. The Company has paid $57,000 in salary reimbursement to Clary for compensation to John C. Lucy III who performs services for both Clary and the Company. In August 1996, Abell sold to Clary real estate at the market price of $200,000 to increase working capital of the Company. Book value of the real estate was approximately $98,000 net of depreciation at the date of the sale. The $102,000 gain was recorded as additional paid in capital.

         The majority shareholder has personally guaranteed to NationsBank both the $2.5M Line of Credit and the $500,000 mortgage note on the Petersburg, VA building.

         On September 27, 1996 the board of directors approved a 2 for 1 stock split to shareholders of record dated October 3, 1996, payable as of November 15, 1996. Prior to the declaration of the split, certain inside shareholders who held in excess of 65% of the outstanding shares waived their rights to receive additional shares from this stock split.

         The Company's board of directors approved on December 3, 1996, a dollar for dollar exchange of outstanding notes into newly formed "A Units". Each A Unit consists of one share of the Company's common stock, and one two-year warrant to purchase one share of the Company's common stock at an exercise price of $1.25. At the time of the offer, the Company had notes valued at $682,000 and a commitment from the majority shareholder to invest an additional $300,000 into the Company prior to the end of the calendar year. From the $982,000 eligible for this exchange offer, $607,000 was converted into 607,000 A Units. $577,000 of the debt converted was held by Company board members.

Item 14.          Exhibits and Reports on Form 8-K

 Exhibits

         (I) Form 8-K Changes in Registrant's Certifying Accountant filed June 17, 1997

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

         Signatures                                  Title                 Date

                                            Chairman,
John C. Lucy, III                           CEO and Director

                                            President,
Zachary M. Richardson                       Secretary, Treasurer
                                            and Director


John C. Lucy, Jr.                           Director

                                            Director
Donald Radcliffe

                                         REPORT OF INDEPENDENT CERTIFIED
                                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



KAUFMAN ROSSIN & CO.



Miami, Florida
August 29, 1997

GRANT THORNTON
Suite 1200
777 Brickell Avenue
Miami, Fl 33131-2867



                                         REPORT OF INDEPENDENT CERTIFIED
                                                PUBLIC ACCOUNTANTS



Board of Directors
Pallet Management Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Pallet Management Systems, Inc. and Subsidiaries (a Florida corporation) for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pallet Management Systems, Inc. and Subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

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

Grant Thornton LLP

Miami, Florida
September 4, 1996

                             Pallet Management Systems, Inc. and Subsidiaries

                                            CONSOLIDATED BALANCE SHEET
                                                   June 30, 1997

                                                      ASSETS


CURRENT ASSETS
     Cash                                                                                                      $237,447
     Accounts receivable, net of allowance for doubtful                                                       1,724,957
     accounts of $37,123
     Inventories                                                                                                902,396
     Prepaid expenses                                                                                            98,079

         Total current assets                                                                                 2,962,879

Property, plant and equipment - net                                                                           2,780,882

Other assets                                                                                                     39,666

                                                                                                     $        5,783,427



                                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current maturities of long-term debt                                                               $
                                                                                                              2,507,648
     Accounts payable                                                                                         1,215,076
     Accrued liabilities                                                                                        583,966

         Total current liabilities                                                                            4,306,690

LONG-TERM LIABILITIES
     Deferred income taxes                                                                                       70,888
     Long-term debt                                                                                           1,137,976
                                                                                                              1,208,864

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                                                     -
     Common stock, authorized 10,000,000 shares at $.001 par
         value; issued and outstanding 4,849,956 shares                                                           4,850
     Additional paid-in capital                                                                               2,821,368

     Accumulated Deficit                                                                                     (2,558,345)
                                                                                                             ____________
                                                                                                                267,873
                                                                                                            _____________
                                                                                                            $ 5,783,427


The accompanying  notes are an integral  part of these statements.

                                                     F - 3


                              Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years Ended June 30, 1997 and 1996



                                                                                1997                           1996

Net sales                                                                       $21,051,818                   $16,847,597

Cost of goods sold                                                              19,553,853                     15,980,771

Gross profit                                                                     1,497,965                        866,826

Selling, general and administrative                                              1,938,548                      2,816,045
expenses

Operating loss                                                                    (440,583)                     (1,949,219)

Other income (expense)
     Other income                                                                   23,878                          82,738
     Other expense                                                                (563,356)                       (400,773)

Other income (expense)                                                            (539,478)                       (318,035)

Loss before income taxes                                                          (980,061)                     (2,267,254)

Income tax benefit                                                                  97,084                         489,049

Net loss                                                                         ($882,977)                    ($1,778,205)

Net loss per common share                                                            ($.19)                          ($.42)




    The  accompanying  notes are an integral  part of these statements.

                            Pallet Management Systems, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Years Ended June 30, 1997 and 1996

                                                                                                  Retained
                                                                               Additional          Earnings


                                                Common Stock                  Paid-In            (Accumul-
                                                                                                   ated

                                          Shares             Amount             Capital           Deficit)            Total


Balance at July 1,                        4,099,216           $4,099           $1,611,499         $102,837           $1,718,435
1995

Issuance of common                          144,000              144              429,888            -                  430,032
stock

Net loss                                       -                  -                  -          (1,778,205)          (1,778,205)

Balance at June                           4,243,216            4,243            2,041,387       (1,675,368)             370,262
30, 1996

Contributed
capital on sale of
 building to                                    -                  -              102,326             -                 102,326
related party

Conversion of debt
to
     common stock                           606,740              607              677,655              -                678,262

Net loss                                       -                  -                  -            (882,977)            (882,977)

Balance at June                           4,849,956            4,850           $2,821,368     ($ 2,558,345)          $  267,873
30, 1997




  The  accompanying  notes are an integral  part of these statements.

                          Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Years Ended June 30, 1997 and 1996


                                                                                      1997                     1996
Cash flows from operating activities:
     Net loss                                                                       ($882,977)              ($1,778,205)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                417,331                   384,077
         Loss on sale and abandonment of                                               61,283                         -
     property, plant and equipment
         Bad debt expense                                                              28,736                    51,542
         Debt conversion expense                                                       71,522                         -
         (Increase) decrease in operating
     assets:
              Accounts receivable                                                    (572,625)                   336,052
              Inventories                                                             117,847                    554,630
              Prepaid expenses                                                         46,118                   (119,271)
              Income tax receivable                                                   517,771                   (517,771)
              Other assets                                                              9,673                     36,276
         Increase (decrease) in operating liabilities:
              Accounts payable                                                        191,485                   (416,125)
              Accrued liabilities                                                     (30,880)                   334,094
              Income taxes                                                             -                          (2,346)
              Deferred income taxes                                                   (97,084)                    19,171

                  Net cash used in operating activities                              (121,800)                (1,117,876)

Cash flows from investing activities:
     Purchase of fixed assets                                                        (386,967)                 (801,500)
     Proceeds from sale of property, plant                                            103,318                        -
and equipment

                  Net cash used in investing activities                              (283,649)                 (801,500)

Cash flows from financing activities:
     Proceeds under line of credit, net                                               420,172                   258,691
     Proceeds from lenders                                                            836,555                 1,919,019
     Repayments to lenders                                                           (733,048)               (1,120,147)
     Issuance of stock                                                                    -                     430,032
     Contributed capital                                                              102,326                        -

                  Net cash provided by financing  activities                          626,005                1,487,595

Increase (decrease) in cash                                                           220,556                 (431,781)

Cash at beginning of period                                                            16,891                  448,672

Cash at end of period                                                         $       237,447        $          16,891

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                                 $       353,008        $         404,054
     Income taxes                                                             $          -            $           -

Schedule of non-cash investing and financing activities:
     In December 1996, the Company converted $606,740 of long-term debt to common stock. Debt conversion expense of $71,522 was recognized as a result of this transaction.


    The  accompanying  notes are an integral  part of these statements.

                       Pallet Management Systems, Inc. and Subsidiaries
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              June 30, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Nature of Operations

    Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Florida and Virginia. The Company's revenues are derived primarily from the sale of new and used pallets. The Company allows its customers uncollateralized credit for various periods of time.

    2.  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Pallet Recycling Technology, Inc. ("PRTI") and Abell Lumber, Inc.
    ("Abell"). Intercompany balances and transactions are eliminated in consolidation.

    3.  Accounts Receivable

    Trade receivable accounts are primarily located on the Eastern coast of the United States and are principally comprised of large distributors, national retail chains and major manufacturers. The Company evaluates each account receivable balance to establish an estimate for uncollectible accounts.

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

    5.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed by using the straight-line method over the expected useful lives of the related assets which are as follows:

                                                           Years

              Machinery and equipment                       5 - 15
              Vehicles                                      5 - 10
              Buildings and improvements                    3 - 40
              Furniture and equipment                       3 - 10

                    Pallet Management Systems, Inc. and Subsidiaries

                                              June 30, 1997 and 1996
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
    6.  Estimates

    In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company has recorded a deferred tax asset of approximately $1,082,000 at June 30, 1997 which is offset by a valuation allowance of approximately $960,000. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

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

    8.  Earnings Per Share

    Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The total number of such weighted average shares outstanding was 4,597,148 and 4,200,754 for the years ended June 30, 1997 and 1996, respectively.

    For the years ended June 30, 1997 and 1996 outstanding stock options were not considered in the calculation of weighted average number of shares outstanding as their effect would have been antidilutive.

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

    10.  Stock Options (SFAS 123)

    Options granted under the Company's Stock Option Plan are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS
    123), which defines a fair value based method of accounting for employee stock options. The new accounting standards prescribed by SFAS 123 are optional and companies may continue to account for employee stock options under the intrinsic value method specified in APB 25. Currently, the Company does not expect to adopt the new standards, consequently, SFAS 123 will not have a material impact on the Company's results of operations or financial position. However, pro forma disclosures of net earnings and earnings per share must be made as if the SFAS 123 accounting standards had been adopted.

                             Pallet Management Systems, Inc. and Subsidiaries
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                              June 30, 1997 and 1996

 NOTE  A -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued  11.
      Reclassification Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

      12.  Concentration of Credit
      The  Company,   from  time  to  time,   maintains  deposits  at  financial
      institutions in excess of federally insured limits.

  NOTE B - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Currently, the Company is not in compliance with certain financial covenants under the bank loan agreements ("Debt"). Accordingly, the debt is classified as current in the accompanying consolidated balance sheet. The debt is secured by substantially all of the assets of the Company.

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

      Management has taken steps to reduce its operating expenses and streamline its operations. In addition, a shareholder loaned $500,000 to the Company for working capital. This and other loans were converted to common stock in December 1996. The Company continues to seek alternative sources of financing and capital. Management believes the aforementioned steps are sufficient to provide the company with sufficient cash flow to meet its operating needs.

NOTE C - INVENTORIES

      Inventories consist of the following at June 30, 1997:

                           Raw materials                      $     362,173
                           Work in process                          280,030
                           Finished goods                           260,193
                                                              -------------

                                                              $     902,396

                       Pallet Management Systems, Inc. and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                      June 30, 1997 and 1996

NOTE D - PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consist of the following at June 30, 1997:

                  Machinery and equipment               $     2,900,503
                  Building and improvements                   1,512,145
                  Vehicles                                      882,429
                  Furniture and equipment                       191,855
                  Land                                          136,044
                                                              5,622,976
                  Less: Accumulated depreciation
                             and amortization                 2,842,094

                                                        $     2,780,882

      Depreciation and amortization expense was $417,331 and $384,077 in 1997 and 1996, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements.

NOTE E - INCOME TAXES
      The income tax benefit consists of the following:

                                                     Years Ended June 30
                                                 1997                  1996
         Current:
              Federal                         $          -      ($   425,109)
              State                                    -        (      83,111  )
                                            --------------      ----------------
                                                       -        (     508,220  )
                                            --------------      ----------------

         Deferred:
              Federal                       (       87,719)            16,369
              State                         (        9,365)             2,802
                                            ---------------     -------------
                                            (       97,084)            19,171
                                            ---------------     -------------

                                            ($      97,084)     ($   489,049)
                                            ===============     =============

                               Pallet Management Systems, Inc. and Subsidiaries

                                              June 30, 1997 and 1996
NOTE E - INCOME TAXES - Continued
      Deferred income taxes were recognized in the consolidated balance sheet at June 30, 1997 due to the tax effect of temporary differences and loss carryforwards as follows:


Deferred tax assets:
   Net operating loss                                          $1,046,359
carryforwards
   Other                                                           36,095
                                                              -----------------
                                                                1,082,454
Valuation Allowance                                              (959,951)
                                                              ------------------
                                                                  122,503

Deferred tax liabilities:
   Depreciation                                                    193,391
Net deferred tax liability                                         $70,888
                                                               ================


    The major elements contributing to the difference between the income tax provision and the amount computed by applying the federal statutory tax rate of 34% to loss before income taxes are as follows:


                                                          Years Ended June 30


                                                    1997                1996

Statutory rate                                     ($333,220)        ($770,866)
State or local income                                (28,018)          (80,309)
taxes
Increase in valuation                                184,812           357,461
allowance
Permanent differences and                             79,342             4,665
other
                                                    ($97,084)        ($489,049)
                                             ===================    ===========


    As of June 30, 1997, the Company had net operating loss carryforwards of approximately $2,781,000 which expire in various years through June 30, 2012. Approximately $1,109,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.




                               Pallet Management Systems, Inc. and Subsidiaries

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                              June 30, 1997 and 1996

NOTE F - DEBT

    $2,500,000  revolving credit agreement with a bank. The agreement expires on
    September 30, 1998 and includes  interest at the bank's prime rate plus 2.0%
    (10.5% at June 30, 1997). The line is  collateralized  by substantially  all the assets of the Company. The loan is guaranteed by a majority stockholder.
    Advances  are  based  on 80% of  eligible  accounts  receivable  and  50% of eligible  inventories.  The  revolving  credit  agreement  contains  certain
    restrictive   covenants   as  defined.   The  Company  had  zero   borrowing
    availability  as of June 30,  1997.  The Company was in violation of certain restrictive  covenants,  accordingly,  the loan is  subject to demand by the
    bank and has been classified as current at June 30, 1997.                               $ 1,746,841

    Related party note payable, interest payable monthly at 12%; subordinated to all non-trade debt and uncollateralized. Principal due July 1999.
                                                                                                437,424

    Bank note payable in monthly  installments of $4,166, plus interest at prime plus  2%  (10.5%  at  June  30,  1997).  Final  payment  due  October  2005, collateralized  by substantially all the assets of the Company and subjected to the same restrictive covenants as the related revolving credit agreement.
    Accordingly, the loan has been classified as current at June 30, 1997 and is subject  to  demand  by the  bank.  The  loan is  guaranteed  by a  majority
    stockholder.                                                                                416,667

    Note payable in monthly  installments  of $5,327,  plus  interest at 10.25%.
    Final  payment due October  2001,  collateralized  by various  machinery and equipment.
                                                                                                219,067

    Notes payable to investors; interest payable quarterly at 9%; each $25,000 principal amount is convertible into 1% of PRTI's common stock, as defined;
    subordinated to all non-trade debt and uncollateralized.  Principal due
    November 1998.                                                                              200,000




                                                     F - 13


                             Pallet Management Systems, Inc. and Subsidiaries
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                              June 30, 1997 and 1996

NOTE F - DEBT - Continued

Notes payable to investors;  interest payable  quarterly at 10%;  convertible to
21,875 shares of the Company's common stock;  subordinated to all non-trade debt
and uncollateralized. Principal due April 1998.                                                     175

Industrialized  development  notes  payable;  quarterly  installments  of $3,381
beginning December 1997; interest at 5.25%, maturing October 2017.                                  167

Bank  notes  payable  in  monthly  installments  ranging  from  $219 to  $3,498;
including  interest  ranging from 8% to 14%;  collateralized  by  equipment  and
vehicles; maturing at various dates through January 2000.                                           115


Capital lease  obligations  payable in monthly  installments  of $267 to $2,634, including interest ranging from 10% to 19%, collateralized by equipment and
vehicles; maturing at various dates through May 2001.                                            168,464
                                                                                               -------------

                                     Total debt                                                3,645,624
                                     Less: Current portion                                     2,507,648
                                                                                             $ 1,137,976

Interest expense for the years ended June 30, 1997 and 1996 amounted to $364,938
and   $400,773,   respectively   and  is  included   in  selling,   general  and
administrative   expenses  in  the  accompanying   consolidated   statements  of
operations.

Scheduled maturities of long-term debt are as follows:

                Year Ended June 30,

                      1998                             $      2,507,648
                      1999                                      349,363
                      2000                                      536,317
                      2001                                       85,219
                      2002                                       27,141
                      Thereafter                                139,936
                                                       ----------------

                                                       $      3,645,624

                              Pallet Management Systems, Inc. and Subsidiaries

                                              June 30, 1997 and 1996
NOTE G - ACCRUED LIABILITIES

      Accrued liabilities consist of the following at June 30, 1997:

                      Accrued compensation           $    168,046
                      Other accrued liabilities           415,920
                                                         ______________

                                                     $    583,966
                                                     ==================

NOTE H - COMMITMENTS

      The Company leases office space, equipment and vehicles under non-cancelable operating leases. The following is a schedule, by years, of the minimum rental commitments remaining on leased property and equipment:

                 Year Ended June 30,

                      1998                             $        300,323
                      1999                                      292,019
                      2000                                      289,019
                      2001                                      258,598
                      2002                                       60,000
                      Thereafter                                130,000
                                                       ----------------

                      Total                            $      1,329,959
                                                       ================

      Total rent expense was $594,322 and $583,783 for the years ended June 30, 1997 and 1996, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

      Clary Lumber, currently owned by an officer and directors of the Company, loaned the Company money to facilitate the acquisition of property and to supplement cash flow. The outstanding balance of the note at June 30, 1997, was $437,424. The Company paid approximately $57,000 during the year ended June 30, 1997 to Clary Lumber for compensation of certain employees who perform services for both Clary Lumber and the Company.

      The Company purchased approximately $2,895,000 and $2,178,000 of lumber from Clary Lumber in 1997 and 1996, respectively. This amounted to 25% and 32% of the Company's lumber purchases for the years ended June 30, 1997 and 1996, respectively.

      The Company sold approximately $10,000 and $159,000 of lumber to Clary Lumber for the years ended June 30, 1997 and 1996, respectively.

      During August 1996, the Company sold a real estate investment to Clary Lumber for $200,000 to increase its working capital. The net book value was approximately $98,000 at the time of sale. The gain of $102,000 was recorded as additional paid-in capital.

                       Pallet Management Systems, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                              June 30, 1997 and 1996

  NOTE J - EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has employment agreements with two senior executives that provide for minimum annual compensation totaling $190,000 and additional compensation as defined in the agreement. The contracts expire in June 30, 2000. Payments under these agreements for the years ended June 30, 1997 and 1996 totaled $114,363 and $201,758, respectively. The Company's remaining commitments at June 30, 1997 under such contracts is $570,000.

      The Company entered into a Consulting, Non-competition and Confidentiality Agreement (the Agreement) with a majority shareholder and director. The Agreement provides for, among other things, payment of a consulting fee of $2,000 per week. In February 1996, the Agreement and services were temporarily suspended through June 30, 1997 by mutual consent of the parties.

  NOTE K - STOCKHOLDERS' EQUITY

      Common Stock Offering

      In September 1995, the Company completed a private placement offering for 144,000 shares of its common stock. The stock was sold to unrelated investors at an offering price of $3.50 per share. The net proceeds of this transaction increased the Company's equity by $430,032.

      Stock Split

      The Company's Common Stock was split two-for-one on October 3, 1996. Certain shareholders, consisting primarily of officers and directors, waived their right to this split resulting in an increase of 814,286 shares. All stock data and per share amounts in the consolidated financial statements have been restated to give effect to the stock split.

      Debt Conversion

      In December 1996, a majority shareholder and director loaned $500,000 to the Company for working capital. This and other loans of $106,740 were converted into newly formed "A Units" at a rate of $1 of note value for each unit. A unit consists of one share of common stock and a five year warrant to purchase one share of common stock at $1.25.

      Stock Option Plan

      In July 1995, the Company established a Stock Option Plan which authorizes the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than 85% of the fair market value at the time of grant. No options had been granted as of June 30, 1997.

                           Pallet Management Systems, Inc. and Subsidiaries
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                      June 30, 1997 and 1996

NOTE L - SIGNIFICANT CUSTOMERS

      The Company had sales to one significant customer which represented approximately 44% and 27% of net sales for the years ended June 30, 1997 and 1996, respectively.

      At June 30, 1997 two customers accounted for approximately 51% of trade accounts receivable.

NOTE N - SUBSEQUENT EVENT

      In July 1997, the Company granted to various employees, directors and outside consultants, options to purchase 783,825 shares of common stock at an exercise price of $.50 per share. The options vest over a four year period and expire in ten years or three months after separation of service, whichever occurs earlier.