Form 10QSB
period 1997-09-27
PALLET MANAGEMENT SYSTEMS INC
filed 1997-11-12
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                     WASHINGTON, D. C. 20549

                                                           FORM 10-QSB

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Thirteen- week period ended Commission file
                                  September 27, 1997   Number 2-99212-A

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

Yes      _______           No       _______

                                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On September 27, 1997, the Registrant had outstanding 4,849,956 shares of common stock, $.001 par value.

                                                               - -

                               PALLET MANAGEMENT SYSTEMS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                                         Year Ended
                                                                             Sept. 27,               Jun 30,
ASSETS                                                                         1997                    1997

                                                                                                    (Audited)
CURRENT ASSETS


      Cash                                                                           $163,652                $237,447
      Accounts Receivable - trade, net of allowance

                for doubtful accounts                                               1,180,379               1,724,957

      Inventories                                                                   1,138,943                 902,396

      Prepaid expenses                                                               158,146                   98,079

                Total current assets                                                2,641,121               2,962,879


      Property and equipment - net of accumulated

                depreciation                                                        2,770,502               2,780,882

      Other assets                                                                     54,231                  39,666


                                                                                   $5,465,854              $5,783,427

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Notes Payable                                                                $2,187,680              $2,507,648

      Accounts payable - trade                                                      1,524,929               1,215,076

      Accrued liabilities                                                            587,170                  583,966

                Total current liabilities                                           4,299,779               4,306,690


LONG TERM DEBT

      Deferred income tax                                                              70,888                  70,888

      Long-term debt                                                                1,003,158               1,137,976


                                                                                    1,074,046               1,208,864

STOCKHOLDERS' EQUITY


      Preferred stock, authorized 7,500,000 shares at
      $.001 par value; no shares issued and outstanding                            0                             0


      Common stock, authorized 10,000,000 shares at

      $.001 par value; issued and outstanding 4,849,956

      shares at September 27, 1997 and 4,849,956

      at June 30, 1997                                                                  4,850                   4,850

      Additional paid in capital                                                    2,821,368               2,821,368

      Retained (deficit) earnings                                                 (2,734,189)             (2,558,345)


                                                                                      92,029                 267,873

                                                                                   $5,465,854              $5,783,427


                                                               - -


                               PALLET MANAGEMENT SYSTEMS, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      13 Weeks Ended
                                                                          Sept. 27, 1997          Sept. 28, 1996

      Net sales                                                                    $4,564,132              $3,730,690


      Cost of goods sold                                                           4,210,993                3,511,114


      Gross profit                                                                    353,139                 219,576


      Selling, general and administrative expense                                    444,494                  468,644


      Operating profit                                                               (91,355)               (249,068)


      Other income (expense)

                Other income                                                           12,266                  50,194

                Interest expense                                                     (96,755)               (101,258)


      Earnings before income taxes                                                  (175,844)               (300,132)


      Income tax expense                                                                    0                       0


      Net (loss)                                                                   ($175,844)              ($300,132)


      Net (loss) per common share                                                     $(0.04)                 $(0.07)



                                                               - -


                    PALLET MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                13 Weeks Ended
                                                                                     Sept. 27, 1997       Sept. 28, 1996

Cash flows from operating activities:

      Net (loss)                                                                            ($175,844)            ($300,132)

      Adjustments to reconcile net (loss) to net

      cash provided by (used in) operating activities:

      Depreciation                                                                              99,084                89,337

      (Incr.) Decr. in operating assets:

                Accounts receivable                                                            544,578             (312,526)

                Inventories                                                                  (236,548)              (25,129)

                Prepaid expenses                                                              (60,067)                38,656

                Income tax refund receivable                                                         0               517,771

                Other assets                                                                  (14,565)                13,507

      Incr. (Decr.) in operating assets:

                Accounts payable                                                               309,852               266,350

                Accrued liabilities and taxes                                                    3,204                61,272

                Deferred credits                                                                    0                      0

      Net cash provided by

                operating activities                                                           469,694               349,106


Cash flows from investing activities:

      Purchase of fixed assets                                                                (88,704)              (19,560)


      Net cash (used in) investing activities                                                 (88,704)              (19,560)


Cash flows from financing activities:

      Repayments to lenders                                                                  (454,785)             (448,763)

      Capital contributed                                                                           0                102,326

      Net cash (used in)

                Financing activities                                                         (454,785)             (346,437)


 (DECREASE) IN CASH                                                                           (73,795)              (16,891)

Cash at beginning of period                                                                    237,447                16,891

Cash at end of period                                                                        $163,652          $           0



                                                               - -


Pallet Management Systems, Inc.
Notes to Financial Statements
September 27, 1997



Note 1.           Consolidated Financial Statements:

         The consolidated balance sheets as of September 27, 1997 and June 30, 1997, the consolidated statement of operations and cash flows for the thirteen week period ended of September 27, 1997 and September 28, 1996 have been prepared by the company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1997.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

Note 2.           Net Loss per Share of Common Stock:

         Net loss per share was computed using the weighted average number of shares outstanding based on the consolidated results of the company for the periods presented.

Note 3.           Stockholders' Equity:

         During the thirteen weeks ended September 27, 1997, stockholders' equity changed for the following items:


Common stock sold                                                   -0-
Additional paid-in capital                                          -0-
Current net loss                                              $175,844
                                                              $175,844





                                                               - -

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
September 27, 1997


PART I
ITEM 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen week period ended September 27, 1997 and September 28, 1996.

Results of Operations
General

         The Company provides a complete range of pallet services to its customers. These services include: production and sale of new pallets, pallet remediation, pallet recovery, repair and sale of used pallets, mobile-on-site pallet repair and total integrated pallet management services. Pallet remediation is defined as the systematic collection, repair, return and reuse of pallets and other packaging materials that creates a closed - loop return system between the manufacturer, their customers and vendors. Integrated pallet management services consists of sorting, distributing, retrieval and warehousing of pallets and other transport packaging items.

         The Company plans to continue manufacturing new pallets; however, the main focus of expansion is to develop strategic facilities nationwide and to implement the pallet remediation program. This program is designed to offer an integrated network of facilities to its national customers resulting in significant cost savings.

         Customers include large retail and wholesale distributors such as Allied Signal, Coca-Cola, Disney, DuPont, Food Lion, K-Mart, Wal-Mart and Chep USA (the country's largest pallet pool rental company).

Thirteen Weeks Ended September 27, 1997 compared to Thirteen Weeks Ended September 28, 1996

         For the thirteen week period ended September 27, 1997 net sales increased to $4,564,000 from $3,731,000 for the comparable 1996 period.

         During the thirteen week period ended September 27, 1997 new pallet sales increased 34% to $2,972,000 from $2,210,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 5% to $1,592,000 from the $1,521,000 recorded for the same thirteen week period ended September 28, 1996. The Company experienced a $24,000 (5%) reduction in Selling, General and Administrative expenses for the thirteen week period ended September 27, 1997 when compared to September 28, 1996. Other income decreased to $12,000 from $50,000. The Company experienced a $4,500 (4%) decrease in interest expense for the thirteen week period ended September 27, 1997. The Company did not record any tax effect on the net loss as the Company utilized 100% of it's net loss carry back on the June 30, 1996 Federal Income Tax return. Consequently, June 30, 1997 and the current years net operating loss will only affect the current and future tax filings. The Company recorded a net loss of $176,000 or $.04 per share during the thirteen week period ended September 27, 1997 compared to a loss of $300,000 or $.07 per share recorded for the same period last year. The gross margin for the thirteen week period was approximately 7.8% as compared to 6% achieved for the same thirteen week period a year prior. This increase in gross margin was due to changing the customer mix and control of pallet recycling and raw material costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $164,000 cash on hand at the end of the thirteen week period ending September 27, 1997, versus $237,447 at the beginning of the fiscal year. This increase in cash is attributable to decreases in accounts receivable by $544,578, increases in accounts payable by $309,852 and accrued liabilities by $3,204. In addition the Company experienced increases in inventory by $236,548, prepaid expenses by $60,067, other assets by $14,565 and fixed assets purchases of $88,704. Net repayments to lenders for the thirteen week period were $454,785.

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

Item 3.                    Defaults upon Senior Securities
                  None.

Item 4.                    Submission of Matters to a Vote of Security Holders
                  None.

Item 5.                    Other Information
                  None.

Item 6.                    Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulations S-B.
                           None.
                  (b)      Form 8-K for the period June 17, 1997 covering
                           Item 4 and Item 7 filed and accepted by the Securities and Exchange Commission on June 17, 1997. Accession No. 0001012118-97-000090.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                    PALLET MANAGEMENT SYSTEMS, INC.


Dated:  November 12, 1997         By: /s/ Zachary M. Richardson, President