Form 10QSB
period 1997-12-27
PALLET MANAGEMENT SYSTEMS INC
filed 1998-02-13
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D. C.  20549

                                                    FORM 10-QSB

                            QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twenty-six- week period ended                       Commission file
         December 27, 1997                                   Number 2-99212-A

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

Yes      _______           No       _______

APPLICABLE ONLY TO CORPORATE ISSUERS

         On December 27, 1997, the Registrant had outstanding 1,712,489 shares of common stock, $.001 par value.

                                          PALLET MANAGEMENT SYSTEMS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                              Dec. 27,                  Jun. 30,
ASSETS                                                        1997                      1997
                                                                                        (Audited)
CURRENT ASSETS

Cash                                                          $529,474                  $237,447
Accounts Receivable - trade, net of allowance
       for doubtful accounts                                  1,282,116                 1,724,957
Inventories                                                   1,261,512                   902,396
Prepaid expenses                                                 95,008                    98,079
      Total current assets                                    3,168,110                 2,962,879

Property and equipment - net of accumulated
      depreciation                                            2,892,743                 2,780,882

Other assets                                                     78,445                    39,666
                                                              ----------                ------------

                                                             $6,139,298                 $5,783,427



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes Payable                                        $2,047,750                $2,507,648
         Accounts payable - trade                              1,618,288                 1,215,076
         Accrued liabilities                                     415,338                   583,966
                                                              ------------               -----------
                  Total current liabilities                    4,081,376                 4,306,690

LONG TERM DEBT
         Deferred income tax                                      70,888                    70,888
         Long-Term debt                                        1,213,364                 1,137,976
                                                               ---------                 ---------

                                                              1,284,252                  1,208,864
                                                              ---------                  ---------

STOCKHOLDERS' EQUITY
Common  stock,  authorized  100,000,000  shares at
$.001 par  value;  issued and outstanding 1,712,489
shares at December 27, 1997 and 1,212,489
at June 30, 1997                                                   1,712                     1,212
Additional paid in capital                                     3,606,397                 2,825,006
Retained (deficit) earnings                                  (2,834,439)                (2,558,345)
                                                             -----------               ------------

                                                                773,670                    267,873
                                                                 -------                ----------

                                                             $6,139,298                 $5,783,427
                                                           ==========                   ==========





PALLET MANAGEMENT SYSTEMS
CONSOLIDATED STATEMENT OF OPERATIONS


                                            13 Weeks Ended                                       26 Weeks Ended
                                    Dec. 27, 1997    Dec. 28, 1996              Dec. 27, 1997    Dec. 28, 1996

Net sales                           $5,168,237       $5,289,065                 $9,744,636       $9,019,756

Cost of goods sold                  4,698,320        4,752,318                   8,909,313        8,263,432

Gross profit                          469,917          536,747                    835,323          756,324

Selling, general and
 administrative expense               458,247          442,557                    902,741         $864,977

Operating profit                      11,670            94,190                    (67,418)        (108,653)

Other income (expense)
     Other income                      0                 5,971                     0                 9,940
     Interest expense               (111,920)          (78,371)                 (208,675)         (179,629)

Earnings before income taxes        (100,250)           21,790                  (276,093)         (278,342)

Income tax expense (benefit)             0                0                          0                0

Net earnings (loss)                 (100,250)           21,790                  ($276,093)        ($278,342)

Net (loss) earnings per
common share                          $(0.07)            $0.02                     $(0.20)           $(0.26)
(reflects 1 for 4 reverse split)






PALLET MANAGEMENT SYSTEMS
CONSOLIDATED STATEMENT OF CASH FLOW

                                                     13 Weeks Ended                              26 Weeks Ended
                                            Dec. 27, 1997     Dec. 28, 1996     Dec. 27, 1997    Dec. 28, 1996

Cash flows from operating activities:
Net (loss) earnings                         ($100,250)        $21,791             ($276,094)        ($176,015)

Adjustments  to reconcile net (loss)
earnings to net cash provided by (used in)
operating activities:
         Depreciation                       98,961             95,520              198,045            184,857
(Incr.) Decr. in operating assets:
         Accounts receivable                (101,737)         (100,852)            442,841           (413,378)
         Inventories                        (122,570)         (84,309)            (359,118)          (109,439)
         Prepaid expenses                     63,139          (67,113)               3,072            (28,457)
         Income tax refund receivable           0                 0                  0                517,771
         Other assets                       (24,214)           84,696              (38,779)            98,204
Incr. (Decr.) in operating assets:
         Accounts payable                    93,360           (97,526)             403,212            168,824
         Accrued liabilities and taxes     (171,832)          (67,601)            (168,628)            (6,329)
         Deferred credits                     0                    0                 0                 0
Net cash provided by (used in)
  operating activities                      (265,143)         (215,394)            204,551            236,038
Cash flows from investing activities:
  Purchase of fixed assets                  (221,201)         (204,776)           (309,905)          (224,336)

Net cash (used in) investing activities     (221,201)         (204,776)           (309,905)          (224,336)

Cash flows from financing activities:
Borrowing from (Payments to) lenders          70,275           173,472            (384,510)          (275,291)
Capital contributed                          781,891           606,740             781,891            606,740
Net cash (used in) provided by
 Financing activities                        852,166           780,212             397,381            331,449

 INCREASE (DECREASE) IN CASH                 365,822           360,042             292,027            343,151

Cash at beginning of period                  163,652                0              273,447             16,891

Cash at end of period                        529,474          $360,042             529,474           $360,042




Pallet Management Systems, Inc.
Notes to Financial Statements
December 27, 1997



Note 1.           Consolidated Financial Statements:

         The consolidated balance sheets as of December 27, 1997 and June 30, 1997, the consolidated statement of operations and cash flows for the thirteen week and twenty-six week periods ended of December 27, 1997 and December 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1997.

Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

Note 2.           Net Loss per Share of Common Stock:

         Net loss per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the periods presented. On January 29, 1998, the shareholders voted for a one-for-four reverse stock split for stockholders of record on or about February 10, 1998. All stock data and per share amounts in the consolidated financial statements have been revised to reflect this reverse stock split.

Note 3.           Stockholders' Equity:

         During the thirteen week and twenty-six week periods ended December 27, 1997 stockholders' equity changed for the following items:

                                          13 Weeks                   26 Weeks
                                      Dec. 27, 1997              Dec. 27, 1997

Common stock sold                           500                      500
Additional paid-in capital              781,391                  781,391
Current net loss                       (100,250)                (276,093)
                                        ========                 =======
                                       $681,641                 $505,798
                                        =========                =======

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
December 27, 1997




PART I
ITEM 2.            Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen and twenty-six week periods ended December 27, 1997 and December 28, 1996.

Results of Operations
General

         The Company provides a complete range of pallet services to its customers. These services include: production and sale of new pallets and pallet recycling. Pallet recycling encompasses pallet remediation, pallet recovery, repair and sale of used pallets, mobile-on-site pallet repair and total integrated pallet management services. Pallet remediation is defined as the systematic collection, repair, return and reuse of pallets that creates a closed-loop pallet return system between the manufacturer, their customers and vendors. The remediation program is focused on the non-grocery pallet segment of the packaging industry. Integrated pallet management services consists of sorting, distributing, retrieval and warehousing of pallets and packaging units. The primary industries which use pallets are; chemical and fluid, printing, paper and fiber, steel and metal, automotive, grocery.

         Manufacturing of new pallets for niche markets and used pallet sales and services are the majority of the Company's business today. Plans for expansion are focused to consolidate the pallet industry through a network of affiliated pallet companies to implement the remediation system. Once in place, this system is designed to offer national customers a major saving in their distribution costs and permit them to effectively utilize their packaging budgets through the re-use of their pallet and packaging resources.

         Customers include large retail and wholesale distributors such as Allied Signal, Coca-Cola, Disney, Dupont, Food Lion, K-Mart, Pepsi Co., Iams, Bethlehem Steel, the US Government and Chep (the world's largest pallet pool rental company).

Thirteen Weeks Ended December 27, 1997 compared to Thirteen Weeks Ended
 December 28, 1996

         For the thirteen week period ended December 27, 1997 net sales decreased to $5,168,000 from $5,289,000 for the comparable 1996 period. This decrease was due to the loss of several unprofitable or marginal customer accounts for which the Company out-sourced manufacturing.

         During the thirteen week period ended December 27, 1997 new pallet sales decreased 15% to $3,111,000 from $3,684,000 and pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 15% to $1,844,000 from the $1,605,000 recorded for the same thirteen week period ended December 28, 1996. The gross margin for the thirteen week period was 9% as compared to 10.1% achieved for the same thirteen week period a year prior. This decrease in gross margin was due to an increase in lumber prices not immediately passed on to customers. The Company experienced a $16,000 (4%) increase in Selling, General and Administrative Expenses for the thirteen week period ended December 27, 1997 when compared to the comparable period ended December 28, 1996. This increase is a result of additional management hired to handle expanding pallet recycling operations. Other income decreased to $0 from $6,000 as a result of the sale of rental real estate. This sale was shown as additional paid-in capital for fiscal year 1997. The Company experienced a $34,000 (43%) increase in interest expense for the thirteen week period ended December 27, 1997. This increase is a result of additional borrowing and interest points amounting to $25,000 paid to NationsBank for default of certain debt covenants. A net loss of $100,000 or ($.07) per share was realized during the thirteen week period ended December 27, 1997 compared to a gain of $22,000 or $.02 per share recorded for the same period last year. The Company did not record any tax effect on the loss.

During this thirteen week period, the Company completed a $1,000,000 private placement from which the proceeds will be used to purchase equipment designed to improve manufacturing and recycling efficiency and expand the remediation program with an improved computer systems, and working capital. The Company also received a Commitment Letter from a major financial institution to replace the Company's financing debt with NationsBank. It is anticipated that this will close before the end of February.

The Company's board of directors approved a one for four reverse stock split which was ratified by the shareholders on January 29, 1998. The split is expected to take effect February 16, 1998.

Twenty-six Weeks Ended December 27, 1997 compared to Twenty-six Weeks Ended December 28, 1996

         For the twenty-six week period ended December 27, 1997 net sales increased 8% to $9,744,636 from $9,019,756 for the comparable 1996 period.

         During the twenty-six week period ended December 27, 1997 new pallet sales increased 2% to $6,083,221 from $5,971,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 13% to $3,436,276 from the $3,048,000 recorded for the same twenty-six week period ended December 28, 1996. The gross margin for the twenty-six week period was 8.6% as compared to 8.4% achieved for the same twenty-six week period a year prior. This increase in gross margin was due to an increase in manufacturing efficiencies and termination of unprofitable customers. The Company experienced a $37,754 (4%) increase in Selling, General and Administrative expenses for the twenty-six week period ended December 27, 1997 when compared to December 28, 1996. This increase is a result of additional management hired to handle expanding pallet recycling operations. Other income decreased to $0 from $9,940 as a result of the sale of rental real estate. This sale was shown as additional paid in capital for fiscal year 1997. The Company experienced a $29,046 (16%) increase in interest expense for the twenty six week period ended December 27, 1997. This increase is a result of additional borrowing and interest points amounting to $25,000 paid to NationsBank for default of certain debt covenants. A net loss of $276,093 or ($.20) per share was realized during the twenty-six week period ended December 27, 1997 compared to a loss of $278,342 or ($.26) per share recorded for the same period last year. The Company did not record any tax effect on the loss.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $529,474 cash on hand at the end of the twenty-six week period ending

December 27, 1997, versus $237,447 at the beginning of fiscal year 1998. This increase in cash is attributable to increases in accounts payable by $93,360 and capital contributed by $781,891 and decreases in prepaid expenses by $63,139. The Company completed a $1,000,000 private placement during this period.





PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings
                           None.

Item 2.                    Changes in Securities
                           One-for-four reverse stock split on or about February 16, 1998. Authorization of 100,000,000 shares of common stock.

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



                         PALLET MANAGEMENT SYSTEMS, INC.

Dated:   February 13, 1998          By:   Zachary M. Richardson, President