Form 10QSB
period 1998-04-28
PALLET MANAGEMENT SYSTEMS INC
filed 1998-05-08
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                   WASHINGTON, D. C. 20549

                                                         FORM 10-QSB

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the  Thirty Nine-week period
                            ended March 28, 1998

                                               Commission
                                               file Number 2-99212-A


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

Yes   _______           No      _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      On March 28, 1998, the Registrant had outstanding 1,713,839 shares of common stock, $.001 par value.

                                                 PALLET MANAGEMENT SYSTEMS, INC.
                                                   CONSOLIDATED BALANCE SHEETS





                                                                              Mar. 28,                Jun. 30,
ASSETS                                                                          1998                    1997
                                                                              _______                 ________
                                                                                                     (Audited)
CURRENT ASSETS
      Cash                                                                           $222,238                $237,447
      Accounts Receivable - trade, net of allowance
                  for doubtful accounts - $37,623                                   1,611,317               1,724,957
      Inventories                                                                   1,158,856                 902,396
      Prepaid expenses                                                                147,099                 98,079
                                                                                   ----------               ----------
                  Total current assets                                              3,139,510               2,962,879

      Property and equipment - net of accumulated
                  depreciation                                                      2,928,072               2,780,882

      Other assets                                                                    120,330                 39,666
                                                                                   -----------           ------------

                                                                                   $6,187,912             $5,783,427
                                                                                   ==========             ==========




 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
      Notes Payable                                                                  $360,997              $2,507,648
      Accounts payable - trade                                                      1,450,344               1,215,076
      Accrued liabilities                                                             391,784                583,966
                                                                                    -----------           ------------
                  Total current liabilities                                         2,203,125               4,306,690

LONG TERM LIABILITIES
      Deferred income tax                                                              70,888                  70,888
      Long-Term debt                                                                2,906,706               1,137,976
                                                                                  ------------             ------------

                                                                                  $ 2,977,594              $1,208,864

STOCKHOLDERS' EQUITY
      Common stock, authorized 100,000,000 shares at $.001 par value; issued and outstanding 1,713,839 shares at March 28, 1998 and 1,212,489
      at June 30, 1997                                                                  1,714                    1,212
      Additional paid in capital                                                    3,609,095               2,825,006
      Retained earnings (deficit)                                                 (2,603,616)             (2,558,345)
                                                                                  -----------             -----------

                                                                                    1,007,193                 267,873
                                                                                    ---------                 -------

                                                                                   $6,187,912             $5,783,427
                                                                                   ==========             ==========





                                PALLET MANAGEMENT SYSTEMS
                           CONSOLIDATED STATEMENT OF OPERATIONS






                                                                              13 Weeks Ended                39 Weeks Ended
                                                                              --------------                --------------

                                                              Mar. 28,          Mar. 29,          Mar. 28,         Mar. 29,
                                                              1998              1997               1998             1997

Net sales                                                   $6,718,390        $5,837,773      $16,463,025       $14,857,529

Cost of goods sold                                          $5,964,884         5,539,614       14,874,197        13,803,046
                                                            ----------         ---------       ----------        ----------

Gross profit                                                   753,506           298,159        1,588,828         1,054,483

Selling, general and administrative expense
                                                               508,649           526,809        1,411,390         1,502,849
                                                               -------           -------        ---------         ---------



Operating profit (loss)                                        244,857         (228,650)          177,438         (448,366)


Other income (expense)
          Other income                                          60,161            34,511           60,161           257,840
          Interest expense                                    (74,195)          (70,521)        (282,870)         (250,150)
                                                              --------          --------        ---------         ---------

Earnings before income taxes                                   230,823         (264,660)         (45,271)         (440,676)

Income tax expense (benefit)                                         0                 0                0                 0
                                                                     -                 -                -                 -

Net earnings (loss)                                           $230,823        ($264,660)         (45,271)        ($440,676)
                                                              ========        ==========         ========        ==========

Net earnings (loss) per common share                       $0.13           ($0.23)3                     ($0.03)($0.40)
                                                           -----           --------                     --------------

Diluted earnings (loss) per common share                   $0.06            * 0.06           * 0.06            * 0.06
                                                           -----           -- ----           - ----            - ----

* exercise of warrants and options would be anti-dilutive




                                  PALLET MANAGEMENT SYSTEMS
                             CONSOLIDATED STATEMENT OF CASH FLOW






                                                                          13 Weeks Ended                      39 Weeks Ended
                                                                          --------------                      --------------

                                                                        Mar. 28,          Mar. 29,          Mar. 28,       Mar. 29,
                                                                          1998            1997                1998          1997


Cash flows from operating activities:

   Net earnings (loss)                                                   $230,823       ($264,659)           (45,271)    ($440,674)

   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

   Depreciation                                                           104,727           97,399            302,772       282,256

   (Incr.) Decr. in operating assets:
          Accounts receivable                                          (329,201)          (238,557)            113,640     (651,935)
          Inventories                                                    102,657          (110,912)          (256,461)     (220,350)
          Prepaid expenses                                              (52,092)           (68,282)           (49,020)      (96,739)
          Income tax refund receivable                                                            0   0              0       517,771
          Other assets                                                  (41,884)           (53,540)           (80,663)        44,663
   Incr. (Decr.) in operating assets:
          Accounts payable                                             (167,944)             15,961            235,268       184,785
          Accrued liabilities and taxes                                                     128,23654)       (192,182)       121,907
          Deferred credits                                                     0                  0                  0            0
                                                                               -                  -                  -            -
   Net cash provided by (used in)
          operating activities                                         (176,468)          (494,354)             28,083     (258,316)
                                                                       ---------          ---------             ------     ---------

Cash flows from investing activities:
   Purchase of fixed assets                                            (140,057)           (18,228)          (449,962)       242,564
                                                                       ---------           --------          ---------       -------

   Net cash (used in) investing activities                                                 (18,228)7)        (449,962)     (242,564)
                                                                                           ----------        ---------     ---------

Cash flows from financing activities:
   Borrowing from (Payments to) lenders                                    6,589            343,232          (377,921)        67,941
   Capital contributed                                                     2,700                  0            784,591       606,740
                                                                           -----                  -            -------       -------
   Net cash (used in) provided by
          Financing activities                                             9,289            343,232            406,670       674,681
                                                                           -----            -------            -------       -------


 INCREASE (DECREASE) IN CASH                                           (307,236)          (169,350)          (15,209)        173,801


Cash at beginning of period                                              529,474            360,042            237,447        16,891
                                                                         -------            -------            -------        ------

Cash at end of period                                                   $222,238           $190,692           $222,238      $190,692
                                                                        ========           ========           ========      ========






Pallet Management Systems, Inc.
Notes to Financial Statements
March 28, 1998



Note 1.        Consolidated Financial Statements:

      The consolidated balance sheet as of March 28, 1998, and the consolidated statement of operations and cash flows for the thirteen week and thirty-nine week periods ended March 28, 1998 and March 29, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1997.

      Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

Note 2.        Net Earnings (Loss) per Share of Common Stock:

      Net earnings (loss) per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the periods presented. On January 29, 1998, the shareholders voted for a one-for-four reverse stock which took place February 16, 1998. All stock data and per share amounts in the consolidated financial statements have been revised to reflect this reverse stock split. A reconciliation of weighted average shares outstanding for purposes of computing basic earnings per share and diluted earnings per share for the thirteen week period ended March 28, 1998 is as follows:

weighted average shares outstanding  - basic earnings per
 common share                                                        1,713,120
assumed exercise of warrants and options                             2,634,741
assumed repurchase of shares from proceeds of assumed
 exercise of warrants and options, at average market
 value during period                                                  (432,652)
weighted average shares outstanding diluted earnings
 per common  share                                                   3,915,209

Note 3.        Stockholders' Equity:

      During the thirteen week and thirty-nine week periods ended March 28, 1998 stockholders' equity changed for the following items:

                                           13 Weeks                  39 Weeks
                                        Mar. 28, 1998             Mar. 28, 1998
                                        -------------             -------------

Common stock sold                            2                         502
Additional paid-in capital               2,698                     784,089
Current net income (loss)              230,823                     (45,271)

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
March 28, 1998


PART I
ITEM 2.         Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen and thirty-nine week periods ended March 28, 1998 and March 28, 1998.

Results of Operations
General

      The Company provides a complete range of pallet services to its customers. These services include: production and sale of new pallets and pallet recycling. Pallet recycling encompasses pallet remediation, pallet recovery, repair and sale of used pallets, mobile-on-site pallet repair and total integrated pallet management services. Pallet remediation is defined as the systematic collection, repair, return and reuse of pallets which create a closed-loop pallet return system between the manufacturer, their customers and vendors. The remediation program is focused on the non-grocery pallet segment of the packaging industry. Integrated pallet management services consists of sorting, distributing, retrieval and warehousing of pallets and packaging units. The primary industries which use pallets are; chemical and fluid, printing, paper and fiber, steel and metal, automotive, grocery.

      Manufacturing of new pallets for niche markets and used pallet sales and services are the majority of the Company's business today. Plans for expansion are focused on consolidating a system within the pallet industry through a network of affiliated pallet companies to implement remediation networks. Once in place, this system is designed to offer national customers a major saving in their distribution costs by providing better utilization of their packaging resources.

      Customers include large retail and wholesale distributors such as Allied Signal, Bethlehem Steel, Chep (the world's largest pallet pool rental company), Coca-Cola, Disney, Dupont, Food Lion, Friendly's, Iams, K-Mart, Office Depot, Pepsi Co., Staples, Siemens, Westvaco, the US Government and Walt Disney World.

Thirteen Weeks Ended March 28, 1998 compared to Thirteen Weeks Ended
 March 29, 1997

      For the thirteen week period ended March 28, 1998 net sales increased to $6,718,390 from $5,837,773 for the comparable 1997 period. This 15.1% increase was due primarily to increased sales of new specialty pallets to niche markets and increased sales in remediation.

      During the thirteen week period ended March 28, 1998 new pallet sales increased 20.2% to $4,888,000 from $4,066,000 and pallet recycling ( depot and repair services and sales of used pallets) decreased by 6.9% to $1,699,000 from the $1,826,000 recorded for the same thirteen week period ended March 29, 1997. The sales decrease in pallet recycling was in used GMA pallet sales as remediation sales increased 135%. The gross margin for this thirteen week period was 11.2% as compared to 5.1% achieved for the same thirteen week period a year prior. This increase in gross margin was due to better utilization of raw material resources, improved product mix, increased remediation sales, and customer price increases. The Company experienced a $18,160 (3.4)% decrease in Selling, General and Administrative expenses for the thirteen week period ended March 28, 1998 when compared to March 29, 1997. This decrease is a result of management's goal of an overall reduction in overhead expenses. The Company experienced a $3,674 (5.2%) increase in interest expense for the thirteen week period ended March 28, 1998. This increase is a result of increased borrowings resulting from the increased sales. The company entered into a new financing agreement with a new lender, as discussed below, that has enabled the company to move forward with its expansion plans. A net profit of $230,823 or $0.13 per share was realized during the thirteen week period ended March 28, 1998 compared to a loss of ($264,660) or ($0.23) per share recorded for the same period last year. The Company did not record any tax effect on the income due to a reduction in the valuation allowance previously established.

      During this thirteen week period, the Company continued to up-grade its computer equipment and systems. In addition, new state-of-the-art manufacturing equipment was ordered and installed at the Lawrenceville facility. This equipment was not fully operational until after the completion of this thirteen-week period.

      The Company's board of directors approved a one for four reverse stock split which was ratified by the shareholders on January 29, 1998. The split took effect February 16, 1998.

Thirty-nine Weeks Ended March 28, 1998 compared to Thirty-nine Weeks
 Ended March 29, 1997

      For the thirty-nine week period ended March 28, 1998 net sales increased 10.8% to $16,463,025 from $14,857,529 for the comparable 1997 period.

      During the thirty-nine week period ended March 28, 1998 new pallet sales increased 12.9% to $11,328,000 from $10,037,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 54.2% to $4,825,000 from the $3,129,000 recorded for the same thirty-nine week period ended March 29, 1997. This increase was mainly in remediation, and depot and repair services. Sales of used pallets has decreased as profits in that market have become very thin. The gross margin for the thirty-nine week period was 9.7% as compared to 7.1% achieved for the same thirty-nine week period a year prior. This increase in gross margin was due to an increase in manufacturing efficiencies, termination of unprofitable customers, improved raw material utilization and changed product mix and customer price increases. The
Company   experienced  a  $91,459  (9.1%)  decrease  in  Selling,   General  and
Administrative expenses for the thirty-nine week period ended March 28, 1998 when compared to March 29, 1997. This decrease is a direct result of management's overall objective of reducing overhead expenses. The Company experienced a $32,720 (13.1%) increase in interest expense for the thirty-nine week period ended March 28, 1998 as a result of increased borrowing due to increased sales. A net loss of $(45,271) or ($0.03) per share was realized during the thirty-nine week period ended March 28, 1998 compared to a loss of ($440,676) or $(0.40) per share recorded for the same period last year. The Company did not record any tax effect on the loss.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had $222,238 of cash on hand at the end of the thirty-nine week period ending March 28, 1998, versus $237,447 at the beginning of fiscal year 1998. This decrease in cash is attributable to various components of company operations. The Company completed a $1,000,000 private placement during this thirty-nine week period. The Company also secured a $3,700,000 line of credit in a financing agreement signed with American Commercial Finance Corporation, a wholly-owned subsidiary of HPSC). This amount was subsequently increased to $3,900,000. This new funding replaces the previous $2,500,000 financing from NationsBank. The increased line of credit is at approximately the same terms as NationsBank with additional inventory and equipment financing, which was not previously available. With the change in lending institutions from NationsBank to American Commercial Finance Corporation, outstanding debt was reclassified from short-term to long-term due to favorable debt ratio covenants.

When the company switched from NationsBank, where debt covenants where out of ratio, to American Commercial Finance Corporation, the



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               None

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



                                      PALLET MANAGEMENT SYSTEMS, INC.


Dated : May 8, 1998                   By: Zachary M. Richardson, President