Form 10QSB/A
period 1998-04-28
PALLET MANAGEMENT SYSTEMS INC
filed 1998-05-11
CIK 773724

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
                                                                                   ==========             ==========





                                PALLET MANAGEMENT SYSTEMS
                           CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                              13 Weeks Ended                39 Weeks Ended
                                                                              --------------                --------------

                                                              Mar. 28,          Mar. 29,          Mar. 28,         Mar. 29,
                                                              1998              1997               1998             1997

Net sales                                                   $6,718,390        $5,837,773      $16,463,025       $14,857,529

Cost of goods sold                                          $5,964,884         5,539,614       14,874,197        13,803,046
                                                            ----------         ---------       ----------        ----------

Gross profit                                                   753,506           298,159        1,588,828         1,054,483

Selling, general and administrative expense
                                                               508,649           526,809        1,411,390         1,502,849
                                                               -------           -------        ---------         ---------



Operating profit (loss)                                        244,857         (228,650)          177,438         (448,366)


Other income (expense)
          Other income                                          60,161            34,511           60,161           257,840
          Interest expense                                    (74,195)          (70,521)        (282,870)         (250,150)
                                                              --------          --------        ---------         ---------

Earnings before income taxes                                   230,823         (264,660)         (45,271)         (440,676)

Income tax expense (benefit)                                         0                 0                0                 0
                                                                     -                 -                -                 -

Net earnings (loss)                                           $230,823        ($264,660)         (45,271)        ($440,676)
                                                              ========        ==========         ========        ==========

Net earnings (loss) per common share                             $0.13           ($0.23)          ($0.03)           ($0.40)
                                                                 -----           --------         --------           ------

Diluted earnings (loss) per common share                   $0.06            * 0.06           * 0.06            * 0.06
                                                           -----           -- ----           - ----            - ----

* exercise of warrants and options would be anti-dilutive




                                  PALLET MANAGEMENT SYSTEMS
                             CONSOLIDATED STATEMENTS OF CASH FLOW






                                                                          13 Weeks Ended                      39 Weeks Ended
                                                                          --------------                      --------------

                                                                        Mar. 28,          Mar. 29,          Mar. 28,       Mar. 29,
                                                                          1998            1997                1998          1997


Cash flows from operating activities:

   Net earnings (loss)                                                   $230,823       ($264,659)           ($45,271)    ($440,674)

   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

   Depreciation                                                           104,727           97,399            302,772       282,256

   (Incr.) Decr. in operating assets:
          Accounts receivable                                          (329,201)          (238,557)            113,640     (651,935)
          Inventories                                                    102,657          (110,912)          (256,461)     (220,350)
          Prepaid expenses                                              (52,092)           (68,282)           (49,020)      (96,739)
          Income tax refund receivable                                                            0   0              0       517,771
          Other assets                                                  (41,884)           (53,540)           (80,663)        44,663
   Incr. (Decr.) in operating assets:
          Accounts payable                                             (167,944)             15,961            235,268       184,785
          Accrued liabilities and taxes                                                     128,23654)       (192,182)       121,907
          Deferred credits                                                     0                  0                  0            0
                                                                               -                  -                  -            -
   Net cash provided by (used in)
          operating activities                                         (176,468)          (494,354)             28,083     (258,316)
                                                                       ---------          ---------             ------     ---------

Cash flows from investing activities:
   Purchase of fixed assets                                            (140,057)           (18,228)          (449,962)       242,564
                                                                       ---------           --------          ---------       -------

   Net cash (used in) investing activities                                                 (18,228)7)        (449,962)     (242,564)
                                                                                           ----------        ---------     ---------

Cash flows from financing activities:
   Borrowing from (Payments to) lenders                                    6,589            343,232          (377,921)        67,941
   Capital contributed                                                     2,700                  0            784,591       606,740
                                                                           -----                  -            -------       -------
   Net cash (used in) provided by
          Financing activities                                             9,289            343,232            406,670       674,681
                                                                           -----            -------            -------       -------


 INCREASE (DECREASE) IN CASH                                           (307,236)          (169,350)          (15,209)        173,801


Cash at beginning of period                                              529,474            360,042            237,447        16,891
                                                                         -------            -------            -------        ------

Cash at end of period                                                   $222,238           $190,692           $222,238      $190,692
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

Weighted average shares outstanding  - basic earnings per
 common share                                                        1,713,120
Assumed exercise of warrants and options                             2,634,741
Assumed repurchase of shares from proceeds of assumed
 exercise of warrants and options, at average market
 value during period                                                  (432,652)
Weighted average shares - outstanding diluted earnings
 per common  share                                                   3,915,209

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

      During the thirty-nine week period ended March 28, 1998 new pallet sales increased 12.9% to $11,328,000 from $10,037,000, pallet recycling (pallet remediation, depot and repair services and sales of used pallets) increased by 54.2% to $4,825,000 from the $3,129,000 recorded for the same thirty-nine week period ended March 29, 1997. This increase was mainly in remediation, and depot and repair services. Sales of used pallets has decreased as profits in that market have become very thin. The gross margin for the thirty-nine week period was 9.7% as compared to 7.1% achieved for the same thirty-nine week period a year prior. This increase in gross margin was due to an increase in manufacturing efficiencies, termination of unprofitable customers, improved raw material utilization and changed product mix and customer price increases. The
Company   experienced  a  $91,459  (6.1%)  decrease  in  Selling,   General  and
Administrative expenses for the thirty-nine week period ended March 28, 1998 when compared to March 29, 1997. This decrease is a direct result of management's overall objective of reducing overhead expenses. The Company experienced a $32,720 (13.1%) increase in interest expense for the thirty-nine week period ended March 28, 1998 as a result of increased borrowing due to increased sales. A net loss of $(45,271) or ($0.03) per share was realized during the thirty-nine week period ended March 28, 1998 compared to a loss of ($440,676) or $(0.40) per share recorded for the same period last year. The Company did not record any tax effect on the loss.


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



                                      PALLET MANAGEMENT SYSTEMS, INC.


Dated : May 11, 1998                   By: Zachary M. Richardson, President