Form 10KSB
period 1998-06-27
PALLET MANAGEMENT SYSTEMS INC
filed 1998-09-23
CIK 773724

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                    FORM 10-KSB




          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended June 27, 1998

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

                            Securities  registered  pursuant to Section 12(g) of
the Act:
                                                   Common Stock

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



State issuer's revenues for its most recent fiscal year: $23,214,020

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 22, 1998 - $4,818,139.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 15, 1998-$8,258,700. Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 15, 1998, there were 2,876,834 common shares, 235,000 Series A Warrants, 612,300 Series B Warrants 142,935 Warrants and 100,000 Underwriters' Warrants.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980)


1. Part IV, Item 14, incorporated by reference the following Exhibits: 3.1, 3.2, 4.1, and 99.

         Exhibit 3.1 Articles of Incorporation, Amendment to Articles of Incorporation filed June 7, 1985, Amendment to Articles of Incorporation filed July 10,1985, Amendment to Articles of Incorporation filed October 12, 1994, Amendment to Articles of Incorporation filed November 21, 1994.

         Exhibit 3.2      Amended and Restated By-Laws

         Exhibit 4.1      Sample stock certificate

         Exhibit 99       PMSI Omnibus Stock Plan - 1995

                                                      Part I
Item 1.           Description of Business.



  Introduction

         Pallet Management Systems, Inc. (the "Company") provides the transport packaging industry with pallet supplies, pallet retrieval, pallet repair, other packaging components and packaging logistics management. The Company was formed by the combination of several companies and has operations in Alabama, Florida and Virginia.

         The pallet is the base component for most packaging which allows goods to be transported or warehoused economically by providing a foundation which enables the use of forklifts and vertical storage. Most commonly associated with a four-foot square wood platform, pallets are also engineered from various materials in varying dimensions. The pallet, a little known entity to the consumer, is a key factor to worldwide retail and industrial distribution. Without pallets, shipping by air, land and sea would be severely hampered. The pallet industry in the United States has grown to approximately $6 billion ($6,000,000,000) and plays a vital roll in transportation and distribution today. The industry is characterized by many small, localized, and/or specialized companies that usually have an operational radius of less than 100 miles, none of which individually has any appreciable market impact. There is no industry dominator and it is free from government regulation.

         The Company focuses on total solutions for its customers' pallet and packaging requirements through comprehensive products and services, including manufacturing and distributing new and recycled pallets as well as logistical and remediation services. (Remediation being the systematic collection, repair, return and reuse of pallets and other types of packaging.) Due to rising costs and increasing competition, the industry's gross profit for typical four-foot square wooden pallets has decreased over the years. Consequently, the company is focused on manufacturing specially engineered pallets for niche markets and transport packaging services.

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

  The Pallet Industry

         The pallet industry is considered part of the overall transportation packaging industry and is critical to global commerce. This industry is extremely fragmented, substantially free from government regulation and has no market dominator. Considered a "staple" industry, pallets, as well as all transport packaging, are an integral part of retail and industrial distribution. Nearly every item manufactured or processed is shipped and/or stored on pallets as they are packaged for distribution.

         According to the National Wooden Pallet and Container Association (NWPCA), in calendar year 1997, there were approximately 2 billion pallets in circulation in the United States including 400 million new wood pallets manufactured and sold. There were hundreds of millions of wood pallets sold on a used or recycled basis. Sales of recycled pallets and pallet leasing have increased substantially over the past few years as this segment of the pallet industry continues to develop.

         Due to the high cost of plastics and other materials, wood is the preferred and more environmentally conscious material for pallets. However, some customers require plastic pallets or pallets made of other materials where closed loop supply systems can control pallet accountability and requirements such as sanitation and/or durability is critical. According to analysts, plastic pallets currently have about 3% of the US pallet market.

PRIMARY INDUSTRY USERS OF PALLETS:

1) food and beverage                3) steel and metal    5) chemical and fluid
2) paper and fiber                  4) automotive         6) printing

         The pallet industry is highly fragmented with over 3,500 pallet companies scattered across the United States. It is estimated that a quarter of these companies have fewer than five employees and sales under $2 million. Most of these companies attempt to specialize in only one segment of the industry: new pallet manufacturing, recycled pallet repair and sales or pallet rental. Pallet companies, except for those involved in pallet rental, are generally small independent businesses that operate within a limited radius from their facilities. The fragmentation of the industry has become frustrating to pallet users as their demand for service increase. Customers have become burdened by attempting to integrate independent companies to service their logistical needs.

         Customers are quickly recognizing the significant benefits of returnable packaging and are searching for an integrated system that can effectively manage and service these needs. One response to this demand for service has been the development of pallet rental pools in high volume markets such as the grocery industry, which is estimated to generate $1.5 billion in annual pallet sales. However, management believes that this response will only solve a small piece of the overall supply chain packaging dilemma which plague other lower volume pallet users.

Products and Services

         The Company fulfills customer demands through a variety of products and services.
Products

New Wood Pallets

         The Company manufactures, sells, and distributes new pallets in large quantities. New wood pallets are manufactured at the Company's Lawrenceville, Virginia facility, with a daily capacity of over 10,000 units. Due to rising costs and increased competition, the Company's gross profit per pallet on high volume pallet manufacturing has decreased over time. In response, the Company focuses its marketing efforts for new pallet manufacturing to niche areas where lower volume, specially engineered pallets command higher profit margins.

Other Transport Packaging

         The Company functions as a wholesale distributor of various returnable transport packaging. Profits on these items vary and include plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

Recycled Wood Pallets

         Recycled pallets generally come from companies that are "end users". These end users accumulate thousands of unwanted pallets, which the Company retrieves, sorts, processes and sells as recycled pallets, disassembles for repair components, or mulches.

Services

Third Party Management

         The Company offers pallet and packaging component sorting and repair systems that provide professional management and significant savings to large volume customers. These operations can produce substantial savings for customers by reducing their costs through better utilization of their packaging resources.

Retrieval Systems

         Provides customers with a system for lowering cost-per-trip packaging by creating a closed-loop return system between the manufacturer, their customers, and their vendors. The Company currently manages several retrieval programs on a regional basis. Packaging retrieval is the primary focus of the Company's expansion program.

Warehousing

         At select locations, the Company sorts and stores pallets as well as other packaging components for customers indoors to provide higher quality recycled reusable packaging components. Margins are low; however, this service adds value and provides a competitive advantage. Management anticipates that packaging component warehousing will be in higher demand in the future as reusable packaging will increase demand for moisture controlled environments. Suppliers.

         There is adequate supply of the Company's raw material components. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. The Company has several principal suppliers, which are rotated depending on availability. The Company currently buys approximately 20% of its lumber from Clary Lumber Co., Inc., ("Clary") at or below market price. Clary is owned by John C. Lucy, Jr., a significant shareholder and director of the Company.

         End users are the principal suppliers of used pallets. Depending on the season and other circumstances, used pallet supplies vary in cycles from region to region.

Operations

         Operations are grouped into Pallet Manufacturing, Sorting and Repair Services, Recycling and Retrieval Systems, and Logistical Services. These groups manage local operations as accounting and administrative functions are centralized in Lawrenceville, VA.

         The Company services customers through affiliated  companies as well as
company  owned   facilities   which  are   classified   as:  Repair  Depots  and
Manufacturing Plants.
Repair Depots.

         The Company has regional Repair Depots in Virginia and Florida. These facilities have a minimum of 40,000-sq. ft. of covered workspace with indoor storage and up to 8 acres of outside storage. The Repair Depot is designed to sort, repair and store pallets. It is automated, employs approximately 75 people and is located in markets where existing customers have major distribution centers and pallet retrieval systems. The Repair Depot in Florida has several satellite operations that provide pallet repair, pallet storage and pallet recycling.

Manufacturing Plants

The Company manufactures high quality specialty wood and wood combination pallets for niche markets. A large manufacturing plant is located in Virginia with another recently opened plant in Alabama. These facilities are capital intensive with "state of the art" automation for new pallet production. Marketing and Distribution.

         The Company has a customer base of over 200 customers, many of which are Fortune 500 companies, including AlliedSignal, Bethlehem Steel, Cannon, Chep America, Dupont, IAMS, Metal Container, Mitsubishi, Scotts Company, Walt Disney World, WestVaco and various governmental agencies.

         The marketing plan of the Company focuses on service, and the related cost savings for our customers. Service, no longer means just delivering pallets on time, it also means helping customers manage their packaging requirements and providing overall solutions to generate cost savings.

  Seasonality

         Sales remain relatively constant with minor fluctuations around major holidays and during the summer months.

Competition

         Competition consists mainly of small, single-location pallet companies with limited resources; however, there are several large pallet manufacturing/distribution companies which are trying to consolidate the pallet industry by acquiring pallet companies nationwide. Many of the competitors are larger and have greater resources than the Company.

  Employees

         The Company has approximately 335 employees including: production workers, drivers, facility management, sales, customer service, administrative support and executive personnel.

  Government Regulations

         There are no government regulations applicable to the manufacture and recycling of wooden pallets.


Item 2. Description of Properties







Citra, Fl, Repair Depot/Plant: 18801 U.S. Highway 301 North. Pallet recycling and manufacturing are performed at this location which contains a 5,000 sq. ft. building on five acres leased for five years ending July, 2000. This facility employs approximately 20 people.

Lakeland, FL, Repair Depot: 2420 New Tampa Hwy. This facility, opened in April 1996, is comprised of a 63,000-sq. ft. building on five acres with a five-year lease terminating in March 2001. It employs eight-five people and can process all types of pallets on a high-speed automated line.

Lawrenceville, VA, Manufacturing Plant: 10324 Liberty Road. New pallet manufacturing is performed at this Company-owned mortgage-free facility using automated equipment. In addition, pallet recycling and repair services occur at this location which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000 sq. ft. office building and employs over 125 people.

Orlando, FL, Depot: 9639 Sidney Hayes Road. Pallet sorting is performed in a 15,000-sq. ft. building on three acres of leased property which expires August 2004. This facility employees approximately 6 people.

Petersburg, VA, Repair Depot: 1925 Puddledock Road. This facility has the capacity to process, repair, and store all types of pallets. It contains a 40,000-sq. ft. warehouse on eight acres of Company-owned, mortgage free property. There are approximately 50 people employed at this facility which contains "state of the art" automated equipment.

Rogersville, AL, Manufacturing Plant: 120 Industrial Park Road. This facility opened September 1998 in a 25,500 sq. ft. facility on seven acres with a three year lease terminating September 2001. It will employ up to 45 people and manufactures pallets on a high-speed automated manufacturing line.

Corporate Offices are located at One South Ocean Boulevard, Suite 305, and Boca Raton. The Company leases 1,009-sq. ft. of office space which expires in May 2000.

Item 3. Legal Proceedings.


         There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 4. Submission of Matters to a Vote of Security Holders

                           None

                                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters


         The Company's Common Stock is quoted on the NASDAQ electronic bulletin board under the symbol PALT. The following provides each quarterly high and low bid quotations reported for the Company's Common Stock during the two fiscal years ended June 1998 and 1997:

                                   Bid Prices

   Period                                                        High                    Low

Fiscal Year 1998
First Qtr. (9/97)                                                 5 1/2                 1
Second Qtr. (12/97)                                                9                 2 1/4
Third Qtr. (3/98)                                                12 1/2              8
Fourth Qtr. (6/98)                                               12 7/8              10 1/2

Fiscal Year 1997
First Qtr. (9/96)                                                 12                 2
Second Qtr. (12/96)                                                 4 1/4            1
Third Qtr. (3/97)                                                   3                2
Fourth Qtr. (6/97)                                                  3 1/4            1 3/4

         The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.

         As of August 25, 1998, there were 890 holders of record of the Company's Common Stock. The Company has not declared or paid any dividend on its Common Stock in the last two fiscal years. All stock data and per share amounts have been restated to give effect to the two-for-one stock split in October 1996 and the one-for-four reverse stock split in February 1998.

Item 6. Management's Discussion and Analysis or Plan of Operation.


         The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Fiscal Year Ended June 27, 1998 Compared to Fiscal Year Ended June 30, 1997:

         For the year ended June 27, 1998 net sales increased 10% to $23,214,000 from $21,052,000 for the prior year. This increase was due mainly to an increase in new pallet sales, which accounted for 71% of net revenues, as opposed to 68% of net revenues the previous year. The increase in new pallet sales resulted from a significant increase from one major customer, which accounted for approximately 56% and 44% of 1998 and 1997 net sales respectively.

         Cost of sales for 1998 was $20,818,000 (90% of net sales) as compared to $19,554,000 (93 % of net sales) for 1997. This percentage decrease is attributable to efficiencies gained in new pallet production, new "state of the art" manufacturing equipment, and a result of larger production runs and cost containment. During fiscal year 1997, the Company also experienced rising cost of lumber which resulted in increased product cost that could not be entirely passed onto the customer. Lumber prices stabilized in 1998 and customer contracts were adjusted.

         Selling, general and administrative expenses were $1,830,000 (8% of net sales) in 1998 as compared to $1,939,000 (9% of net sales) in 1997. This decrease is due to cost savings realized through consolidation of both operational and administrative functions.

         Interest expense increased to $385,000 in 1998 from $365,000 in 1997. This increase is due to increased borrowing in the first half of 1998 and default penalties paid to the previous lender.

         Net income for 1998 was $192,000 compared to a net loss of $883,000 for 1997. This turnaround to profitability was due to increased volume at several locations, a continued focus on cost control, and the addition of higher margin products throughout the year.

         The Company credits its turnaround to the continued focus on higher margin products and its perseverance to stick with the Company's long-term marketing plan of niche markets in the face of severe competition. In addition, the stabilized cost of raw materials in the hardwood markets allowed more effective purchasing controls. The Company continues to focus on cost control in normal pallet manufacturing while investing in the service and system side of the business to insure long term viability. Future profitability will be directly related to the Company's ability to sell higher than average quality pallets (including plastic) and link this together with management and operation of remediation systems.

Liquidity and Capital Resources:

         The Company's financing needs depend primarily upon sales volume and controllable variable expenses. During 1998, the Company financed its working capital needs through profits, new borrowings and equity offerings..

         The Company had cash on hand of $401,000 at the end of 1998, versus $237,000 at the beginning of the fiscal year. This cash increase is attributable to $1,702,000 provided through equity offerings. The cash increase was offset by cash used in operating activities of $519,000, purchase of property, plant and equipment of $506,000, and net repayment of debt of $513,000.

         The Company completed a new financing agreement with American Commercial Financial Corporation which increased the line of credit available to the Company to $3.9 million, from the former $2.5 million line from NationsBank, at an interest rate of prime plus 2.25% and is secured by priority lien upon substantially all the assets of the Company, except for real estate. Advances are based on 80% of eligible accounts receivable and 50% of inventory. The line of credit has a two-year term. The proceeds of this loan were used to repay short-term indebtedness. The Company is current with this loan as the loan is to be repaid in equal monthly installments of principal plus interest.

         Management   does  not   anticipate   any   problem   with   year  2000
compatibility. During the past 24 months the Company has been upgrading its computer hardware and software systems.

         The Company is in the process of achieving ISO 9000 registration. Total anticipated time to complete the project is twelve months. Profile Consulting Group, Ltd. of Troy, MI has been engaged to assist in this endeavor. Once completed, this process will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. The Company views this program as a vehicle to strengthen its ongoing quality program.

         In November 1997 the Company completed a private placement offering in which it sold 1,000,000 units for $1.00 each. The units consisted of two shares of stock and two warrants, A and B. A Warrants have an exercise price of $1.50 and B Warrants have an exercise price of $1.75. As of September 15, 1998, 235,000 A Warrants and 612,300 B Warrants remain outstanding as well as underwriter warrants for 100,000 units which expire September 2002. On August 31, 1998, notice was given to all A and B Warrant holders that on October 1, 1998, the Company would redeem all outstanding A & B Warrants as of September 30, 1998 for $.01. In February 1998 the company had a one-for-four reverse stock split which did not effect the exercise price of the warrants.

         The Company believes that it will have sufficient capital and borrowing power to sustain operations and proceed with plans for expansion. In fiscal 1999 the Company has plans to open at least one new specialty pallet manufacturing facility as well as expand its pallet services and logistical operations.


Item 7. Financial Statements

         (i)      Report of Independent Certified Public
                  Accountants June  27, 1998....................................................................F-1

         (ii)     Consolidated Balance Sheet as of June 27, 1998................................................F-2

        (iii)    Consolidated Statements of Operations
                  for the years ended June 1998 and 1997........................................................F-3

         (iv)     Consolidated Statement of Stockholders'
                  Equity for the years ended June 1998 and 1997.................................................F-4

         (v)      Consolidated Statements of Cash Flows for
                  the years ended June 1998 and 1997............................................................F-5

         (vi)     Notes to Consolidated Financial Statements....................................................F-6


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no disagreements on any manner of accounting principles or practices of financial statement disclosure during the most recent financial statements included herein.

                                                     PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         As of August 30, 1998, the executive officers and directors of the Company were as follows:

         Names and Addresses                         Age               Position

         John C. Lucy, III                             39              Chairman of the Board of
                                                                       Directors and CEO

         M. Richardson                                 43              President, Secretary,
                             Treasurer and Director

         John C. Lucy, Jr.                             64              Director

         Donald Radcliffe                              53              Director

         David W. Sass                                 62              Director

         Each director will serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer will serve until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his or her successor is duly elected and qualifies.

         John C. Lucy, III joined Abell on a full-time basis in 1980 after graduating from Virginia Tech with a BS in business. For the past two years, Mr. Lucy has served as Chairman and CEO of the Company. Five years prior, Mr. Lucy was the president of Abell Industries. He has extensive experience in pallet and lumber manufacturing and has spent many years with Abell focusing on sales and marketing to large, national customers. In addition to being President of Abell, and an officer and director of the Company, he is President of Clary, a hardwood lumber sawmill located in Gaston, North Carolina, and is Vice-President of Blacksburg Enterprises, Inc., which operates Baskin-Robbins and Sub-Station II franchises in Blacksburg, Virginia. Mr. Lucy has completed a two year term as Chair of the National Wooden Pallet and Container Association (NWPCA) Military Packing Task Force and three years as Chair of its Research Steering Committee. He was elected Chairman and CEO of the Company on June 29, 1995.

         Zachary M. Richardson during the past nine years has been president of the Company or one of its predecessor companies. He founded Skeezix
Communications, Inc., a professional consulting firm, in 1988 and PMSI of America, a pallet company, in January 1992. Mr. Richardson became President and a Director of the Company on October 7, 1994 when the Company merged with PRTI. Mr. Richardson has been involved with management and sales for over 21 years. After graduating from Franklin and Marshall College in 1977, he was commissioned in the United States Navy and designated a Naval Aviator. He maintained his reserve status in the Navy and retired from the reserves in 1997. Mr. Richardson is an active member of the NWPCA and serves on the Recyclers Council Executive Committee.

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

         Donald Radcliffe has been a director of the Company since April 25, 1985. Since June 1984, Mr. Radcliffe has served as the Chief Operating Officer, Executive Vice President and Director of WorldWide Business Centers, a company which provides businesses with office space and facilities. From June 1970 through June 1984, Mr. Radcliffe was a partner in the accounting firm of Main Hurdman. In addition, Mr. Radcliffe has served as President and Director of Radcliffe Enterprises, Inc., a financial consulting company, since May 1982. Mr. Radcliffe received his Bachelor of Science degree with honors from Lehigh University in 1967, and a Masters in Business Administration degree, with distinction, from the Amos Tuck School, Dartmouth College. Mr. Radcliffe is also a certified public accountant in the State of New York. Mr. Radcliffe intends to devote less than 5% of his time to the affairs of the Company.

         David W. Sass was appointed a director in July 1998. Mr. Sass has, for the past 38 years, been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP and is legal counsel to the Company. Mr. Sass is a director of The Harmat Organization, Inc., a real estate development company; a director of Genisys Reservation Systems, Inc., a company engaged in the development of a computerized limousine reservation system; an officer of Westbury Metals Group, Inc., a company engaged in the refining of precious metals; an officer of Pioneer Commercial Funding Corp., a company engaged as a mortgage warehouse lender providing short term financing to mortgage bankers and a member and Vice Chairman of the Board of Trustees of Ithaca College.

Item 10. Executive Compensation.

         The following table sets forth the cash and cash equivalents paid during the fiscal years ended June 1996, 1997 and 1998 to all individuals serving as the Company's executive officers during the last fiscal year.

                                            SUMMARY COMPENSATION TABLES


    Name and Principal        Year                     Annual                     Long-Term
         Position                                   Compensation                 Compensation
                                                                                Awards Payouts

                                      ------------                 ---------  ------------------ ------------- --------- ---------

                                         Salary       Bonus ($)      Other        Restricted       Options/      LTIP       All
                                        ($) (2)                       ($)        Stock Awards       SARs(4)                Other

                                      ------------ --------------- ---------  ------------------ ------------- --------- ---------
John C. Lucy, III,            1998          58,546                                                      69,000
Chairman (1), (3)             1997          56,883
                              1996          86,800

                                                                   ---------  ------------------ ------------- --------- ---------
Zachary M.                    1998          58,104                                                      69,000
Richardson,                   1997          57,480
President, Director           1996         100,117
(3)

==========================  ========  ============ =============== =========  ================== ============= ========= =========

(1)      Mr. Lucy was elected Chairman of the Company on June 29, 1995.
(2)      Includes medical insurance reimbursements.
         (3) Messrs. Lucy and Richardson reduced their annualized salaries from $95,000 to $52,000 in June 1996. In July 1998 Messrs. Lucy and Richardson restored their salaries to their $95,000 contracted amount. This was not made retroactive. (4) Includes for each 9,000 Incentive Stock Options and 60,000 non-qualified options with a $2 exercise price with a four-year vesting period. Does not include 345,535 performance options with exercise prices from $1.50 to $2.25.

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

         The Company has entered into similar five-year employment agreements expiring on June 30, 2000 with John C. Lucy, III, and Zachary M. Richardson. These agreements provide for an annual base salary of $95,000. In addition, the agreements are anticipated to provide certain allowances and entitlements. These entitlements include, but will not be limited to, an automobile, accident and health insurance, disability insurance, and contributions to retirement plans. Messrs. Lucy and Richardson elected to temporarily reduce their salary to an annualized $52,000 for the fiscal years 1997 and 1998. On July 1998, their salary was restored to the contracted amount.

The Company currently has key man life insurance on John C. Lucy, III, and Zachary M. Richardson. The Company has no key man insurance on the life of any other officer or director.

         The Company has entered into a consulting agreement with John C. Lucy, Jr. to provide consulting services to the Company. This agreement provides for a consultant fee of $104,000 per year, an automobile allowance and reimbursement of reasonable out-of-pocket expenses incurred in connection with any activities under this agreement. In February 1996, the agreement and services were temporarily suspended through June 28, 1998 by mutual consent; accordingly, no payments were made during that time. Management is currently reviewing this agreement.

         No compensation has been paid to any director for his or her services during fiscal year 1998 or years prior. In July 1998 the board of directors authorized compensation of $1,000 per Director for each board meeting and $500 for special conference telephone meetings. The Company also authorizes travel expenses for attendance at each meeting of the Board. Under the Company's
Articles of Incorporation and By-Laws, the Directors may set their own compensation for service.

         The Company has adopted a combined stock option and appreciation rights plan to attract and to induce officers, directors and key employees of the Company to remain with the Company. The plan will provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. As of June 27th, 1998, 217,000 had been granted with an exercise price of $2.00. These options will be fully vested July 1, 2001 and expire June 30th, 2007.

         In conjunction with the November private placement, 1,000,000 options were granted to Messrs. Lucy and Richardson. These options have an exercise restriction based on income performance before taxes, depreciation and amortization. Messrs. Lucy and Richardson allocated approximately one-third of these options to company management. The Company achieved the first threshold thus releasing 325,000 options (145,000 with exercise price of $1.50, 90,000 with exercise price of $1.75, and 160,000 with exercise price of $2.25). The next threshold is corporate income of $400,000 for the first half of fiscal year 1999. (360,000 options - 110,000 with exercise price of $1.50, 90,000 with exercise price of $1.75, and 90,000 with exercise price of $2.25). The last threshold is corporate income of $1,000,000 for fiscal year 1999. (315,000 options - 145,000 with exercise price of $1.50, 120,000 with exercise price of $1.75, and 50,000 with exercise price of $2.25).


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Currently, the Company had issued and outstanding 2,342,034 shares of Common Stock and as of June 30, 1998:


Name and Address                                                   Amount and Nature of            Percent
       Of Beneficial Owner (1)                                     Beneficial Ownership            Of Class
                                                                           (9)

John C. Lucy, III (2,4 & 9)                                              184,818                    7.7%
Pallet Management Systems, Inc.
One S. Ocean Boulevard #305
Boca Raton, Florida 33432









Zachary Richardson (2,5 &  9)                                                      188,077                    7.8%
Pallet Management Systems, Inc.
One S. Ocean Boulevard #305
Boca Raton, Florida 33432

John C. Lucy, Jr. (3,6 & 9)                                                        670,052                   26.6%
Pallet Management Systems, Inc.
One S. Ocean Boulevard #305
Boca Raton, Florida 33432

Donald Radcliffe (3,7 & 9)                                                          12,750                    (10)
Pallet Management Systems, Inc.
One S. Ocean Boulevard #305
Boca Raton, Florida 33432

David W. Sass (3,8 & 9)                                                              1,500                    (10)
McLaughlin & Stern, LLP
260 Madison Avenue, 18th Floor
New York, New York 10016

All officers and Directors as a group (5persons) (1-9)                           1,057,197                   40.6%


(1) The address of all beneficial owners in this table is Suite 305, One S. Ocean Boulevard, Boca Raton, Florida 33432.
           (2) An officer and director. (3) Director only.
         (4) Includes 90,100 shares owned; 23,000 shares held in custody for children; 2,718 five year warrants with $2.00 exercise price, expire in December 2001 and 69,000 ten year stock options granted on July, 1, 1997 with $2.00 exercise price and expire July 2007. (5) Includes
         110,327 shares owned; 8,750 five year warrants with $2.00 exercise price, expire in December 2001 and 69,000 ten year stock options granted on July, 1, 1997 with $2.00 exercise price and expire July 2007. (6) Includes 440,696 shares owned; 50,000 shares owned by Clary; 75,000 and 50,000 five year warrants with $2.00 exercise price, owned by Mr. Lucy and Clary respectively, expire in December 2001 and 54,356 ten year stock options granted on July, 1, 1997 with $2.00 exercise price and expire July 2007. (7) Includes 5,250shares owned; 3,750 five year warrants with $2.00 exercise price, expire in December 2001 and 3,750 ten year stock options granted on July, 1, 1997 with $2.00 exercise price and expire July 2007. (8) Includes 1,500 ten-year stock options granted on July 1, 1997 having a $2.00 per share exercise price and expire July 2007. (9) Does not include performance options. (10) Less than 1%


Item 12.          Certain Relationships and Related Transactions.

         Clary, which is owned by the family of John C. Lucy, Jr., a Director and principal shareholder of the Company, sold lumber to Abell in the amounts of $2,721,000 and $2,895,000 which is 22% and 25% of Abell's lumber purchases for the fiscal years 1998 and 1997 respectively. Abell sold approximately $10,000 of lumber to Clary in fiscal year ended 1997. The Company believes that these transactions were made at or below market prices in the ordinary course of business. Clary has loaned the Company money to acquire property and provide additional working capital during 1998 of which all has been repaid. The Company has paid Clary $63,000 in salary and related taxes reimbursement for compensation to John C. Lucy III who performs services for both Clary and the Company.

         In conjunction with the November private placement, 1,000,000 options were granted to Messrs. Lucy and Richardson. These options have an exercise restriction based on income performance before taxes, depreciation and amortization. Messrs. Lucy and Richardson allocated approximately one-third of these options to company management. The Company achieved the first threshold thus releasing 325,000 options (145,000 with exercise price of $1.50, 90,000 with exercise price of $1.75, and 90,000 with exercise price of $2.25). The next threshold is corporate income of

$400,000 for the first half of fiscal year 1999. (360,000 options - 110,000 with exercise price of $1.50, 160,000 with exercise price of $1.75, and 90,000 with exercise price of $2.25). The last threshold is corporate income of $1,000,000 for fiscal year 1999. (315,000 options - 145,000 with exercise price of $1.50, 120,000 with exercise price of $1.75, and 50,000 with exercise price of $2.25).



Item 13.          Exhibits and Reports on Form 8-K

Schedules and Reports on Form 8-K

                                                                          Page
A.  (1)  Financial Statements

         (i)      Report of Independent Certified Public
                  Accountants June  27, 1998...............................F-1

         (ii)     Consolidated Balance Sheet as of June 27, 1998...........F-2

        (iii)    Consolidated Statements of Operations
                  for the years ended June 1998 and 1997...................F-3

         (iv)     Consolidated Statement of Stockholders'
                  Equity for the years ended June 1998 and 1997............F-4

         (v)      Consolidated Statements of Cash Flows for
                  the years ended June 1998 and 1997.......................F-5

         (vi)     Notes to Consolidated Financial Statements.............. F-6


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)      Exhibits

         3.1 Articles of Incorporation Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

         3.2 By-Laws Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

         4.1 Specimen Certificate of Common Stock Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

         99 Omnibus Stock Plan Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

         99       1997 Omnibus Stock Plan (filed herewith)

  27   Financial Data Schedule

B.   Reports on Form 8-K - None

                                         REPORT OF INDEPENDENT CERTIFIED
                                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 27, 1998 (52 weeks) and June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 27, 1998, and the results of their operations and their cash flows for the years ended June 27, 1998 (52 weeks) and June 30, 1997, in conformity with generally accepted accounting principles.


KAUFMAN, ROSSIN & CO.


Miami, Florida
August 14, 1998 (Except for notes J and N, as to which the date is September 18,
1998)


     The accompanying notes are an integral part of these statements.



                   Pallet Management Systems, Inc. and Subsidiaries

                                            CONSOLIDATED BALANCE SHEET
                                                   June 27, 1998

                                                      ASSETS

CURRENT ASSETS
     Cash                                                                                                 $     401,166
     Accounts receivable, net of allowance for doubtful accounts of $15,000                                   1,691,827
     Inventories                                                                                              1,175,346
     Prepaid expenses                                                                                           155,731

         Total current assets                                                                                 3,424,070

Property, plant and equipment - net                                                                           2,966,947

Other assets                                                                                                     41,572

                                                                                                          $   6,432,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                                 $   2,127,889
     Accounts payable                                                                                           593,522
     Accrued liabilities                                                                                        406,760

         Total current liabilities                                                                            3,128,171

LONG-TERM LIABILITIES
     Deferred income taxes                                                                                       31,381
     Long-term debt                                                                                           1,097,596
                                                                                                              1,128,977

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                                                     -
     Common stock, authorized 10,000,000 shares at $.001 par
         value; issued and outstanding 2,342,034 shares                                                           2,342
     Additional paid-in capital                                                                               4,526,340
     Accumulated deficit                                                                                  (   2,366,718)
     Unrealized gain on available-for-sale investments                                                           13,477
                                                                                                              2,175,441

                                                                                                         $   6,432,589
                        The  accompanying  notes are an  integral  part of these
statements.


                                 Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years Ended June 27, 1998 (52 weeks) and June 30, 1997


                                                                               1998                          1997
                                                                          -----------------             -----------------

Net sales                                                                   $   23,214,020                $  21,051,818

Cost of goods sold                                                              20,818,052                   19,553,853

Gross profit                                                                     2,395,968                    1,497,965

Selling, general and administrative expenses                                     1,869,470                    1,938,548

Operating income (loss)                                                            526,498                (     440,583)

Other income (expense)
     Other income                                                                   11,404                       23,878
     Other expense                                                          (      385,782)               (     563,356)

Other income (expense)                                                      (      374,378)               (     539,478)

Income (loss) before income taxes                                                  152,120                (     980,061)

Income tax benefit                                                                  39,507                       97,084

Net income (loss)                                                           $      191,627                ($    882,977)

Earnings (loss) per common and common equivalent share:

     Primary                                                                $          .12                ($        .77)
     Fully diluted                                                          $          .05                ($        .77)

Shares used in computing earnings (loss) per common and common equivalent share:

     Primary                                                                     1,646,791                    1,149,287
     Fully diluted                                                               4,070,901                    1,149,287


                                 Pallet Management Systems, Inc. and Subsidiaries
                                  CONSOLIDATED   STATEMENTS   OF   STOCKHOLDERS'
                              EQUITY  Years  Ended June 27,  1998 (52 weeks) and
                              June 30, 1997
                                                                                              Retained         Unrealized
                                                                                                                 gain on
                                                                                                            available-for-sale
                                                                                                               investments
                                                                           Additional         Earnings
                                                Common Stock                 Paid-In        (Accumulated
                                      ----------------------------------
                                          Shares            Amount           Capital          Deficit)                         Total
                                      ---------------- ----------------- ---------------- ----------------- ---------------- ------


Balance at June 30, 1996                  1,060,849         $  1,061     $   2,044,569    ($  1,675,368)         $      -   $370,262

Contributed capital on sale of
     building to related party                    -                 -          102,326                 -                -    102,326

Conversion of debt to
     common stock                           151,685               152          678,110                 -                -    678,262

Net loss                                          -                 -                -    (     882,977)                -  (882,977)
                                      ---------------- ----------------- ---------------- ----------------- ---------------- -----

Balance at June 30, 1997                  1,212,534             1,213        2,825,005    (   2,558,345)                -    267,873

Issuance of common stock and                500,000               500          832,500                 -                -    833,000
     warrants

Common stock and warrants issue                   -                 -    (      96,694)                -                -  ( 96,694)
     costs

Exercise of options and warrants            629,500               629          965,529                 -                -    966,158

Unrealized gain on                                -                 -                -                 -           13,477     13,477
     available-for-sale investments

Net income                                        -                 -                -           191,627                -    191,627
                                      ---------------- ----------------- ---------------- ----------------- ---------------- ------

Balance at June 27, 1998                  2,342,034         $  2,342     $   4,526,340    ($  2,366,718)      $13,477     $2,175,441

                                      ---------------- ----------------- ---------------- ----------------- ---------------- -----

  The accompanying notes are an integral part of these statements.


                                 Pallet Management Systems, Inc. and Subsidiaries

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended June 27, 1998 (52 weeks) and June 30, 1997

                                                                                      1998                      1997
                                                                                 ---------------           ---------------
Cash flows from operating activities:
     Net income (loss)                                                          $     191,627              ($   882,977)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                                413,287                   417,331
         Loss on sale and abandonment of property, plant and                                -                    61,283
     equipment
         Bad debt expense                                                               9,565                    28,736
         Debt conversion expense                                                            -                    71,522
         (Increase) decrease in operating assets:
              Accounts receivable                                                      23,765              (    572,625)
              Inventories                                                       (     272,950)                  117,847
              Prepaid expenses                                                  (      57,652)                   46,118
              Income tax receivable                                                         -                   517,771
              Other assets                                                             11,371                     9,673
         Increase (decrease) in operating liabilities:
              Accounts payable                                                  (     621,554)                  191,485
              Accrued liabilities                                               (     177,206)             (     30,880)
              Deferred income taxes                                             (      39,507)             (     97,084)

                  Net cash used in operating activities                         (     519,254)             (    121,800)

Cash flows from investing activities:
     Purchase of fixed assets                                                   (     506,357)             (    386,967)
     Proceeds from sale of property, plant and equipment                                    -                   103,318

                  Net cash used in investing activities                         (     506,357)             (    283,649)

Cash flows from financing activities:
     Proceeds (repayments) under line of credit, net                            (     165,480)                  420,172
     Proceeds from lenders                                                            900,000                   836,555
     Repayments to lenders                                                      (   1,247,654)             (    733,048)
     Issuance of stock and warrants                                                 1,702,464                         -
     Contributed capital                                                                    -                   102,326

                  Net cash provided by financing activities                         1,189,330                   626,005

Increase in cash                                                                      163,719                   220,556

Cash at beginning of period                                                           237,447                    16,891

Cash at end of period                                                           $     401,166              $    237,447

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest                                                                   $     393,604              $    353,008
     Income taxes                                                               $           -              $          -

Schedule of non-cash investing and financing activities:

     Capital lease  obligations  of $92,995 were incurred  during the year ended
June 27, 1998.

     In December 1996, the Company converted $606,740 of long-term debt to common stock. Debt conversion expense of $71,522 was recognized as a result of this transaction.


                                   Pallet Management Systems, Inc. and Subsidiaries
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            June 27, 1998 and June 30, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Nature of Operations

Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Florida, Virginia and Alabama. The Company's revenues are derived primarily from the sale of new and used pallets.

    2.  Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company and its  wholly-owned  subsidiaries  Pallet Recycling  Technology,  Inc.
("PRTI"), Abell Lumber, Inc. ("Abell"),  Pallet  Systems-Lakeland,  FL, Inc. and
Pallet  Management   Systems  of  Alabama,   Inc.   Intercompany   balances  and
transactions are eliminated in consolidation.

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




                                   Pallet Management Systems, Inc. and Subsidiaries
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            -  CONTINUED  June 27, 1998 and June
                                            30, 1997
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
    6.  Estimates

    In preparing financial statements in accordance with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company has recorded a deferred tax asset of approximately $1,005,000 at June 27, 1998 which is offset by a valuation allowance of approximately
    $838,000. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

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

    8.  Earnings Per Share

    Primary  earnings  (loss) per common and common  equivalent  share and fully diluted  earnings per common and common  equivalent share are computed using
    the  weighted  average  number  of  shares  outstanding   adjusted  for  the
    incremental  shares  attributed  to  outstanding  options  and  warrants  to purchase common stock.  For the year ended June 30, 1997  outstanding  stock options were not considered in the calculation of weighted average number of shares outstanding as their effect would have been antidilutive.

    All stock data and per share amounts have been restated to give effect to the two-for-one stock split in October 1996 and one-for-four reverse stock split in February 1998.

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

    10.  Stock Options (SFAS 123)

    Options  granted to  employees  under the  Company's  Stock  Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock  Issued to  Employees  (APB 25). In October  1995,  the  Financial
    Accounting   Standards  Board  issued  Statement  No.  123,  Accounting  for
    Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options.  The new accounting standards prescribed by
    SFAS 123 are  optional  and  companies  may  continue  to account  for stock options  under the intrinsic  value method  specified in APB 25. The Company intends to continue with its current  method of accounting  under APB 25 for employees,  however,  pro forma disclosures of net earnings and earnings per share have been made in accordance with SFAS 123.




                                   Pallet Management Systems, Inc. and Subsidiaries

                                NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS
                                            -  CONTINUED  June 27, 1998 and June
                                            30, 1997
NOTEA  -  SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES  -   Continued   11.
    Reclassification   Certain  prior  year  amounts  within  the   accompanying
    financial  statements have been  reclassified to conform to the current year presentation.

    12.    Concentration of Credit

    The Company, from time to time, maintains deposits at financial institutions in excess of federally insured limits.


NOTE B - INVENTORIES

    Inventories consisted of the following at June 27, 1998:


                  Raw materials                         $       505,101
                  Work in process                               366,757
                  Finished goods                                303,488

                                                        $     1,175,346

NOTE C - PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consisted of the following at June 27, 1998:

                  Machinery and equipment               $     3,154,739
                  Building and improvements                   1,594,593
                  Vehicles                                      885,275
                  Furniture and equipment                       212,924
                  Land                                          136,044
                                                              5,983,575
                  Less: accumulated depreciation
                            and amortization                  3,016,628

                                                        $     2,966,947

    Depreciation and amortization expense was $413,287 and $417,331 in 1998 and 1997, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements.



                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997
NOTE D - INCOME TAXES
    The income tax benefit consisted of the following:

                                   Years Ended
                           June 27, 1998 June 30, 1997
                Current:
                   Federal                                      $         -          $         -
                   State                                                  -                    -
                                                                          -                    -

                Deferred:
                   Federal                                      (    35,696)         (    87,719)
                   State                                        (     3,811)         (     9,365)
                                                                (    39,507)         (    97,084)

                                                                ($   39,507)         ($   97,084)

    Deferred income taxes were recognized in the consolidated balance sheet at June 27, 1998 due to the tax effect of temporary differences and loss carryforwards as follows:

Deferred tax assets:
   Net operating                            $     980,417
loss carryforwards
   Other                                           24,259
                                                1,004,676
Valuation Allowance                               837,621
                                                  167,055

Deferred tax
liabilities:
   Depreciation                                   198,436

Net deferred tax                            $      31,381
liability

    The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate of 34% to income (loss) before income taxes are as follows:

                                   Years Ended
                                             -----------------------------------------
                                                June 27, 1998        June 30, 1997
                                             -------------------- --------------------

Statutory rate                                    $    51,721          ($  333,220)
State or local income taxes                             6,514          (    28,018)
Increase (decrease) in valuation allowance        (   122,329)             184,812
Permanent differences and other                        24,587               79,342
                                                  ($   39,507)         ($   97,084)

    As of June 27, 1998, the Company had net operating loss carryforwards of approximately $2,600,000 which expire in various years through June 30, 2012. Approximately $1,109,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.




                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997
NOTE E - DEBT

      $3,000,000  revolving  credit  agreement  with a bank.  Interest  is paid  monthly  at the       $  1,581,361
      bank's prime rate plus 2.25%  (10.75% at June 27, 1998).  Principal is due on demand.  The line is  collateralized  by  substantially  all the assets of the Company,  excluding real estate and expires  February  29,  2000.  Advances  are based on 80% of eligible  accounts receivable and 50% of eligible inventories, as defined.

      Bank note payable in monthly  installments  of $15,000  plus  interest at the bank's prime            855,000
      rate plus 2.25% (10.75% at June 27, 1998) through March 2002.  The note is  collateralized by substantially all the assets of the Company.

      Notes  payable to investor;  interest  payable  quarterly  at 9%; each  $25,000  principal            200,000
      amount is  convertible  into 1% of PRTI's common stock,  as defined;  subordinated  to all non-trade debt and uncollateralized.  Principal due November 1998.

      Note payable in monthly  installments of $5,327,  plus interest at 10.25%.
      Final payment 177,938 due November 2001, collateralized by various machinery and equipment.

      Industrialized  development  notes payable;  quarterly  installments of $3,381,  including            161,283
      interest at 5.25%, maturing October 2017 and uncollateralized.

      Bank  notes  payable  in  monthly  installments  ranging  from $219 to  $3,498,  including             51,398
      interest  ranging from 8% to 19%;  collateralized  by equipment and vehicles;  maturing at various dates through January 2000.

      Notes payable in monthly  installments of $267 to $2,634,  including interest ranging from            198,505
      7% to 17%,  collateralized  by equipment and  vehicles;  maturing at various dates through
      March 2003.

               Total debt                                                                                 3,225,485
               Less: current portion                                                                      2,127,889

                                                                                                       $  1,097,596

     Interest  expense  for the  years  ended  June 27,  1998 and June 30,  1997 amounted to $385,782 and $364,938,  respectively,  and is included in other expense in the accompanying consolidated statements of operations.

     Scheduled maturities of long-term debt for years subsequent to June 27, 1998 are as follows:

                      1999                                $   2,127,889
                      2000                                      296,467
                      2001                                      283,327
                      2002                                      227,210
                      2003                                      156,745
                      Thereafter                                133,847

                                                          $   3,225,485





                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997
NOTE F - ACCRUED LIABILITIES

      Accrued liabilities consisted of the following at June 27, 1998:

                      Accrued compensation                $     113,768
                      Other accrued liabilities                 292,992

                                                          $     406,760

NOTE G - COMMITMENTS

      The  Company   leases   office  space,   equipment   and  vehicles   under
      non-cancelable operating leases. The following is a schedule, by years, of the minimum rental commitments remaining on leased property and equipment:

                      1999                                                            $     317,714
                      2000                                                                  322,482
                      2001                                                                  298,437
                      2002                                                                  266,706
                      2003                                                                   60,000
                      Thereafter                                                             70,000

                      Total                                                           $   1,335,339

      Total rent  expense was  approximately  $471,000  and $594,000 for the years ended June 27, 1998 and June 30,
      1997, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

      Clary Lumber, currently owned by an officer and directors of the Company, loaned the Company money to facilitate the acquisition of property and to supplement cash flow. All advances were repaid during the year ended June
      27, 1998. The Company paid approximately $63,000, and $57,000 during the years ended June 27, 1998 and June 30, 1997, respectively, to Clary Lumber for compensation of certain employees who perform services for both Clary
      Lumber and the Company.

      The Company  purchased  approximately  $2,771,000 and $2,895,000 of lumber from Clary Lumber  during the years ended June 27, 1998 and June 30, 1997, respectively.  This  amounted  to 22%  and  25% of  the  Company's  lumber
      purchases   for  the  years  ended  June  27,  1998  and  June  30,  1997, respectively.

      During  August 1996,  the Company sold a real estate  investment  to Clary
      Lumber for $200,000 to increase its working capital. The net book value was approximately $98,000 at the time of sale. The gain of $102,000 was recorded as additional paid-in capital.



                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997
  NOTE I - EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has employment agreements with two senior executives that provide for minimum annual compensation totaling $190,000 as well as additional compensation as defined in the agreement. The contracts expire on June 30, 2000. The executives elected to reduce their salaries through June 27, 1998. Payments under these agreements for the years ended June
      27, 1998 and June 30, 1997 totaled  $116,650 and  $114,363,  respectively.
      The Company's remaining commitment at June 27, 1998 under such contracts is $380,000.

      The Company entered into a Consulting, Non-competition and Confidentiality
      Agreement (the  Agreement) with a majority  shareholder and director.  The
      Agreement provides for, among other things, payment of a consulting fee of $2,000 per week. In February 1996, the Agreement and services were temporarily suspended through June 27, 1998 by mutual consent of the parties.

  NOTE J - STOCKHOLDERS' EQUITY

      1.  Stock Splits

      The  Company's  common  stock was split  two-for-one  on  October  3, 1996
      resulting  in  an  increase  of  814,286  shares.   Certain  shareholders,
      consisting primarily of officers and directors, waived their right to this split. In February 1998, the Company effected a one-for-four reverse stock split. All stock data and per share amounts in the consolidated  financial statements have been restated to give effect to the stock splits.

      2.  Private Placement Offering

      In November 1997, the Company completed a Private Placement  Offering (the
      Offering) for 1,000,000 units for $1 per unit. Each unit consisted of one half of a share of common stock and warrants, exercisable for two years, to purchase two shares of common stock for $1.50 and $1.75, respectively.
      After expenses of the Offering, including commissions and professional fees, proceeds to the Company were $736,306. In August 1998 the Company notified all warrant holders that the Company would redeem all outstanding warrants on October 1, 1998.

      3.  Debt Conversion

      In December 1996, a majority shareholder and director loaned $500,000 to the Company for working capital. This and other loans of $106,740 were converted into newly formed "A Units" at a rate of $1 of note value for each unit. A unit consists of one share of common stock and a five year warrant to purchase one share of common stock at $1.25.

  NOTE K - STOCK BASED COMPENSATION

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




                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997


NOTE K - STOCK BASED COMPENSATION (Continued)

      In September 1997, in connection with the Offering, the Company granted options to purchase 1,000,000 shares of common stock to the principal officers of the Company. The officers allocated approximately one-third of these options to Company management. The options, which expire in five years, will only be exercisable as performance goals are achieved. The goals are based on income amounts, as defined, through June 30, 1999.

      The Company has elected to follow Accounting  Principles Board Opinion No.
      25 "Accounting for Stock Issued to Employees" (APB 25") in accounting for its employees stock options. Under APB 25, because the exercise price of the Company's employee stock options issued was greater than the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      Statement  of  Financial  Accounting  Standards  No. 123  "Accounting  for
      Stock-based Compensation," ("SFAS No. 123") requires the Company to provide proforma information regarding net income (loss) and income (loss) per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option on the date of grant by using the Black-Sholes pricing model.

      Under the accounting provisions of SFAS No. 123, the Company's net income and primary and fully diluted earnings per common and common equivalent share for the year ended June 27, 1998 would have been $161,489, $.10 and $.04, respectively. A summary of the Company's stock option activity, and related information for the year ended June 27, 1998, is as follows:

                                                                      # of                Weighted Average
                                                                    Options                Exercise Price
                                                          --------------------------  --------------------------

       Outstanding July 1, 1997                                              -                  $        -

          Granted                                                    1,233,957                        1.84
          Exercised                                                      2,850                        2.00
          Forfeited                                                          -                           -

       Outstanding June 27, 1998                                     1,231,107                  $     1.84

       Exercisable at June 27, 1998                                    414,782                  $     1.83


      The weighted-average fair value of options granted was $.06 for the year ended June 27, 1998.

      Exercise  prices for options  outstanding  and  exercisable as of June 27,
      1998  ranged  from  $1.50  to  $2.25.  The  weighted   average   remaining
      contractual life of these options is approximately 5 years.

                                 Pallet Management Systems, Inc. and Subsidiaries

                              NOTES       TO CONSOLIDATED FINANCIAL STATEMENTS -
                                          CONTINUED  June 27,  1998 and June 30,
                                          1997


NOTE L - SIGNIFICANT CUSTOMERS

      The Company had sales to one significant  customer which  represented  approximately 56% and 44% of net sales for the years ended June 27, 1998 and June 30, 1997, respectively.

      At June 27, 1998 two customers accounted for approximately 60% of trade accounts receivable.


NOTE M - PENSION AND PROFIT SHARING PLAN

      The  Company  has  a  salary   reduction/profit-sharing   plan  under  the
      provisions of Section 401(k) of the Internal Revenue Code. The Plan covers all full-time  employees  who have  completed one year of service with the
      Company.  The  Company's  contributions  to  the  plan  are  made  at  the discretion of the Board of Directors and amounted to approximately $14,000 for the year ended June 27, 1998.


NOTE N - SUBSEQUENT EVENT

      In  September  1998,  the  Company   entered  into  a  multi-year   Pallet
      Manufacturing  Agreement with a major customer.  In connection  therewith, the Company purchased  approximately  $500,000 of manufacturing  equipment and  entered  into a  non-cancelable  operating  lease for a  facility  in
      Rogersville,  Alabama.  The lease provides for monthly rental  payments of
      $3,500 and expires in September 2001.


                                       F-14

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

                        PALLET MANAGEMENT SYSTEMS, INC.,
                              a Florida corporation

                                             By:
                        Zachary M. Richardson, President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates  indicated.

         Signatures                         Title                                         Date


John C. Lucy, III                           Chairman,                                   September 23, 1998
                                            CEO and Director


Zachary M. Richardson                       President,                                 September 23, 1998
                                            Secretary, Treasurer and Director



John C. Lucy, Jr.                           Director                                    September 23, 1998


Donald Radcliffe                            Director                                    September 23, 1998


David W. Sass                               Director                                    September 23, 1998