Form 10QSB
period 1998-09-26
PALLET MANAGEMENT SYSTEMS INC
filed 1998-11-10
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For         the Thirteen-  week period ended
                                                Commission  file  September  26,
                                                1998 Number 2-99212-A

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

Yes      _______  No       _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         On September 26, 1998, the Registrant had outstanding 3,917,478 shares of common stock, $.001 par value.






                              PALLET MANAGEMENT SYSTEMS, INC.
                                CONSOLIDATED BALANCE SHEETS
                                                                                                  Year Ended
                                                                                  Sept. 26,         June 30,
ASSETS                                                                             1998              1998
                                                                                    ----            ----
                                                                                                   (Audited)
CURRENT ASSETS
       Cash                                                                      $1,882,247             $401,166
       Accounts Receivable - trade, net of allowance
                for doubtful accounts                                             2,113,849            1,691,827
       Inventories                                                                1,808,320            1,175,346
       Other  Current Assets                                                        353,346             155,731
                                                                                    -------             -------

                Total current assets                                              6,157,762            3,424,070

       Property and equipment - net of accumulated
                depreciation                                                      3,437,049            2,966,946

       Other assets                                                                  40,712              41,572
                                                                                     ------ ------       ------

                                                                                 $9,635,523          $6,432,588
                                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes Payable                                                             $1,821,225           $2,127,888
       Accounts payable - trade                                                     596,609              593,521
       Accrued liabilities                                                          677,735             406,761
                                                                                    ------- -----       -------

                Total current liabilities                                         3,095,569            3,128,170
                                                                                  ---------            ---------

LONG TERM DEBT
       Deferred income tax                                                           31,381               31,381
       Long-term debt                                                             1,477,498            1,097,595
                                                                                  ---------            ---------

                                                                                  1,508,879            1,128,976
                                                                                  ---------            ---------

STOCKHOLDERS' EQUITY
       Common stock, authorized 10,000,000 shares at $.001 par value; issued and outstanding 3,917,612 shares at September 26, 1998 and 2,342,034
       at June 27, 1998                                                               3,918                2,342
       Additional paid in capital                                                 6,828,704            4,526,340
       Unrealized gain on securities available for sale                               9,484               13,477
       Retained (deficit) earnings                                              (1,811,031)          (2,366,718)
                                                                                -----------          -----------

                                                                                  5,031,075            2,175,441
                                                                                  ---------            ---------

                                                                                 $9,635,523          $6,432,587
                                                                                 ==========          ==========









                             PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                           13 Weeks Ended
                                                                                 Sept. 26, 1998        Sept. 27, 1997

       Net sales                                                                $7,919,647            $4,564,132

       Cost of goods sold                                                        6,712,534            4,210,993
                                                                                 ---------            ---------

       Gross profit                                                              1,207,113               353,139

       Selling, general and administrative expense                                 478,624              444,494
                                                                                   -------              -------

       Operating profit                                                            728,489              (91,355)

       Other income (expense)
                Other income (expense)                                            (89,093)                12,266
                Interest expense                                                  (83,709)              (96,755)
                                                                                  --------              --------

       Earnings before income taxes                                                555,687             (175,844)

       Income tax expense (benefit)                                                      0                     0
                                                                                  --------------       - --------------      -

       Net earnings (loss)                                                        $555,687            ($175,844)
                                                                                  ========            ==========



       Net earnings (loss) per common share                                            .22                 (.04)
                                                                                       ===                 =====

       Diluted earnings (loss) per common share                                        .15                     *
                                                                                       === =                   =

         * exercise of warrants and options would be anti-dilutive








                   PALLET MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              13 Weeks Ended
                                                                                   Sept. 26, 1998      Sept. 27, 1997

Cash flows from operating activities:
       Net (loss) earnings                                                                 $555,687            ($175,844)
       Adjustments to reconcile net (loss) earnings to net
       cash provided by (used in) operating activities:
       Depreciation                                                                         108,770                99,084
       (Incr.) Decr. in operating assets:
                Accounts receivable                                                       (422,023)               544,578
                Inventories                                                               (632,974)             (236,548)
                Prepaid expenses                                                          (197,615)                60,067
                Income tax refund receivable                                                      0                     0
                Other assets                                                                (3,131)              (14,565)
       Incr. (Decr.) in operating assets:
                Accounts payable                                                              3,087               309,852
                Accrued liabilities and taxes                                               270,975                 3,204
                Deferred credits                                                                  0                    0
                                                                                                  - -------------      -
       Net cash provided by (used in)
                operating activities                                                      (317,224)               469,694
                                                                                          ---------               -------

Cash flows from investing activities:
       Purchase of fixed assets                                                           (578,873)              (88,704)
                                                                                          ---------              --------

       Net cash (used in) investing activities                                            (578,873)              (88,704)
                                                                                          ---------              --------

Cash flows from financing activities:
       Net Borrowings (Repayments) to lenders                                                73,238             (454,785)
       Capital contributed from exercise of                                               2,303,940                    0
                                                                                          --------- --------------     -
       warrants and options
       Net cash (used in) provided by
                Financing activities                                                      2,377,178             (454,785)
                                                                                          ---------             ---------

Increase (Decrease) in Cash                                                               1,481,081              (73,795)
Cash at beginning of period                                                                 401,166               237,447
                                                                                            -------               -------
Cash at end of period                                                                     1,882,247               $163,652
                                                                                          =========              =========



Pallet Management Systems, Inc.
Notes to Financial Statements
September 26, 1998



Note 1.  Consolidated Financial Statements:

         The consolidated balance sheet as of September 26, 1998, the consolidated statement of operations and cash flows for the thirteen-week period ended of September 26, 1998 and September 27, 1997 has been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 27, 1998.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

Note 2.  Net Gain (Loss) per Share of Common Stock:

         Net gain (loss) per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the period presented.

Note 3.  Stockholders' Equity:

         During the thirteen weeks ended September 26, 1998 stockholders' equity changed for the following items:

Common stock sold                                               $        1,576
Additional paid-in capital                                           2,302,364
Decrease in unrealized gain on available for sale securities            (3,993)
Current net income                                                     555,687
                                                                       -------

                                                                  $  2,855,634

Pallet Management Systems, Inc.
Management's Discussion and Analysis or Plan of Operation
September 26, 1998




PART I
ITEM 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen-week periods ended September 26, 1998 and September 27, 1997.

Results of Operations
General

The Company provides the transport packaging industry with pallet supplies, pallet retrieval, pallet repair, other packaging components and packaging logistics management. The Company was formed by the combination of several companies and has operations in Alabama, Florida and Virginia.

         The pallet is the base component for the transportation and warehousing of most packaging which allows goods to be transported or warehoused economically by providing a foundation which enables the use of forklifts and vertical storage. Most commonly associated with a four-foot square wood platform, pallets are also engineered from various materials in varying dimensions. The pallet, a little known entity to the consumer, is a key factor to worldwide retail and industrial distribution. Without pallets, shipping by air, land and sea would be severely hampered. The pallet industry in the United States has grown to approximately $6 billion ($6,000,000,000) and plays a vital roll in transportation and distribution today. The industry is characterized by many small, localized, and/or specialized companies that usually have an operational radius of less than 100 miles, none of which individually has any appreciable market impact. There is no industry dominator and it is free from government regulation.

         The Company focuses on total solutions for its customers' pallet and packaging requirements through comprehensive products and services, including manufacturing and distributing new and recycled pallets as well as logistical and remediation services. (Remediation being the systematic collection, repair, return and reuse of pallets and other types of packaging.) Due to rising costs and increasing competition, the industry's gross profit for typical four-foot square wooden pallets has decreased over the years. Consequently, the Company is focused on manufacturing specially engineered pallets for niche markets and transport packaging logistical services.

         The Company has a customer base of over 200, many of which are Fortune 500 companies, including AlliedSignal, Bethlehem Steel, Canon, Chep America, Dupont, IAMS, Metal Container, Mitsubishi, Scotts Company, Siemens , Disney, Westvaco and various governmental agencies.


Thirteen Weeks Ended September 26, 1998 compared to Thirteen Weeks Ended September 27, 1997

         For the thirteen week period ended September 26, 1996 net sales increased to $7,920,000 from $4,564,000 for the comparable 1997 period.

         During the thirteen-week period ended September 26, 1998 new pallet sales increased 91.4% to $5,678,000 from $2,972,000, and pallet recycling and logistical services increased by 40.7% to $2,241,000 from the $1,592,000 recorded for the same thirteen-week period ended September 27, 1997. The gross margin for this thirteen-week period was 15.2% as compared to 7.7% achieved for the same thirteen-week period a year prior. This increase in gross margin was due to better utilization of raw material resources through advanced automation, improved product mix, increased remediation and logistical sales which have higher margins than manufacturing, and customer price increases in niche markets. The Company experienced a $34,000 (7.6%) increase in Selling, General and Administrative expenses for the thirteen week period ended September 26,

1998 when compared to September 27, 1997. This modest increase was a result of additional variable costs related to the sales volume increase. The Company experienced a $13,046 (13.4%) decrease in interest expense for the thirteen week period ended September 26, 1998 because of better cash flow resulting from improved profits and from additional stock issues. A net profit of$555,687 or $0.22 per share was realized during the thirteen week period ended September 26, 1998 compared to a loss of ($175,844) or ($0.04) per share recorded for the same period last year. The Company did not record any tax effect on the income due to net operating losses previously established.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $1,882,247 cash on hand at the end of the thirteen-week period ending September 26, 1998, versus $401,166 at the beginning of the fiscal year. This increase in cash is attributable to 1,382,100 warrants exercised which generated $2,303,940 in cash and net borrowings increasing cash an additional $73,000. These increases were offset by $313,000 of cash used in operating activities and $579,000 used in purchases of fixed assets.

         During this period the Company notified holders of outstanding "A" and "B" warrants that all outstanding "A" and "B" warrants would be redeemed by the Company on October 1, 1998. Prior to the redemption period, all warrants were exercised, including the underwriter warrants, which generated $$2,298,612 in cash during the period. On September 8, 1998, the Company opened a new pallet manufacturing facility in Rogersville, Alabama. This facility has "state of the art" pallet manufacturing equipment, which will be utilized to fulfill a new multi-year contract with Chep America.
Results of this new operation will not be realized until the next quarter.

On February 19, 1998 the Company completed a two year financing agreement with American Commercial Financial Corporation, which provided a $3.7 million line of credit to the Company and was amended on March 20th 1998 to $3.9 million, at an interest rate of prime plus 2.25%. This line is secured by priority lien upon substantially all the assets of the Company, except for real estate. Included in the line is a $3,000,000 revolving loan. This revolving loan can advance 80% of eligible accounts receivable and 50% of inventory up to a maximum of $800,000 on inventory. In addition, the line has a term loan of $900,000 for equipment. As of September 26, 1998, the Company had an outstanding balance of $2,519,675.

The Company intends to pursue expansion and acquisition plans. The success and timing of any such plans and required capital expenditures are unpredictable. Funding for such plans could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. The Company can not make any assurances that such funding would become available for such plans.

         The Company is in the process of achieving ISO 9000 registration. Profile Consulting Group, Ltd. of Troy, MI has been engaged to assist in this endeavor. Once completed, this process will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. The Company views this program as a vehicle to strengthen its ongoing quality program.

Year 2000 Issues

The Company uses software and related technologies throughout is businesses that will be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000 approaches. The Company has recently up-graded its computer systems and believes that it has minimized the detrimental effects of any Year 2000 Problem. The Company is also working with its customers and vendors to resolve Year 2000 Problems, which could interrupt the normal course of business. Although it is not possible to estimate the actual cost to resolve Year 2000 Problems, the Company doe not anticipate it to have any significant impact on the Company's financial position.

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



                                           PALLET MANAGEMENT SYSTEMS, INC.


Dated:   November 10, 1998                By: Zachary M. Richardson, President