Form 10QSB
period 1998-12-26
PALLET MANAGEMENT SYSTEMS INC
filed 1999-02-03
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Twenty-six- week period ended            Commission File Number
     -------------------------------------            ----------------------
              December 26, 1998                              2-99212-A

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                       59-2197020
                 -------                                       ----------
(State or other jurisdiction of Incorporation)    (IRS Employer Identification Number)

          One S. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 338-7763)
                                 ---------------
               Registrant's telephone number, including area code:

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

Yes             X          No       _______________
         ---------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      _______________   No       _______________


                      APPLICABLE ONLY TO CORPORATE ISSUERS

On December 26, 1998, the Registrant had outstanding 3,917,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  Year Ended
                                                                                   December, 26,    June 27,
       ASSETS                                                                          1998           1998
                                                                                       ----           ----
                                                                                                   (Audited)
       CURRENT ASSETS
       Cash                                                                         $1,652,320       $401,166
            Accounts Receivable - trade, net of allowance
                 for doubtful accounts                                               1,859,658      1,691,827
            Inventories                                                              2,007,971      1,175,346
            Other  Current Assets                                                      340,420        155,731
                                                                                  ------------    -----------

                 Total current assets                                                5,860,369      3,424,070

            Property and equipment - net of accumulated Depreciation                 3,561,604      2,966,946

            Other assets                                                               115,075         41,572
                                                                                  ------------    -----------

                                                                                    $9,537,048     $6,432,588
                                                                                  ============    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
            Notes Payable                                                           $2,178,816     $2,127,888
            Accounts payable - trade                                                   646,992        593,521
            Accrued liabilities                                                        652,565        406,761
                                                                                  ------------    -----------

                 Total current liabilities                                           3,478,373      3,128,170
                                                                                  ------------    -----------

       LONG TERM DEBT
            Deferred income tax                                                         31,381         31,381
            Long-term debt                                                             475,793      1,097,595
                                                                                  ------------    -----------

                                                                                       507,174      1,128,976
                                                                                  ------------    -----------

       STOCKHOLDERS' EQUITY
            Common stock, authorized 100,000,000 shares
            at $.001 par value; issued and outstanding 3,917,612
            shares at December 26, 1998 and 2,342,034
            at June 27, 1998                                                             3,918          2,342
            Additional paid in capital                                               6,828,704      4,526,340
            Unrealized gain on securities available for sale                             9,484         13,477
            Retained (deficit) earnings                                             (1,290,605)    (2,366,718)
                                                                                  ------------    -----------

        TOTAL STOCKHOLDERS EQUITY                                                    5,551,501      2,175,441
                                                                                  ------------    -----------

                                                                                    $9,537,048     $6,432,587
                                                                                  ============    ===========

                                      -2-

                            PALLET MANAGEMENT SYSTEMS
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  13 Weeks Ended                        26 Weeks Ended
                                                                  --------------                        --------------

                                                         Dec. 26, 1998       Dec. 27, 1997      Dec. 26, 1998     Dec. 27, 1997
                                                         -------------       -------------      -------------     -------------
Net sales                                                 $10,803,440          $5,168,237         18,723,087        $9,744,636

Cost of goods sold                                          9,518,498           4,698,320         16,231,032         8,909,313
                                                        -------------       -------------      -------------     -------------

Gross profit                                                1,284,943             469,917          2,492,055           835,323

Selling, general and administrative expense                   690,451             458,247          1,169,074           902,741
                                                        -------------       -------------      -------------     -------------

Operating profit                                              594,492              11,670          1,322,980           (67,418)

Other income (expense)
           Other income (expense)                              23,137                   0            (65,955)                0
           Interest expense                                   (97,203)           (111,920)          (180,913)         (208,675)
                                                        -------------       -------------      -------------     -------------

Earnings before income taxes                                  520,426            (100,250)         1,076,113          (276,093)

Income tax expense (benefit)                                        0                   0                  0                 0
                                                        -------------       -------------      -------------     -------------

Net earnings (loss)                                          $520,426           ($100,250)        $1,076,113         ($276,093)
                                                        =============       =============      =============     =============

Net earnings (loss) per common share
(reflects 1 for 4 reverse split)                                 $.11               $(.07)              $.33             $(.20)
                                                        -------------       -------------      -------------     -------------

   Diluted earnings (loss) per common share                      $.10                   *               $.25                 *
                                                        -------------       -------------      -------------     -------------

* exercise of warrants and options would be anti-dilutive

                            PALLET MANAGEMENT SYSTEMS
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                         13 Weeks Ended                      26 Weeks Ended
                                                                         --------------                      --------------
                                                                Dec. 26, 1998      Dec. 27, 1997     Dec. 26, 1998    Dec. 27, 1997
                                                                -------------      -------------     -------------    -------------
Cash flows from operating activities:
    Net (loss) earnings                                           $520,426            ($100,250)        $1,076,113       ($276,094)
 Adjustments to reconcile net (loss) earnings to net
 cash provided by (used in) operating activities:
    Depreciation                                                   121,076               98,961            229,846         198,045
    (Incr.) Decr. in operating assets:
           Accounts receivable                                     254,191             (101,737)          (167,832)        442,841
           Inventories                                            (199,651)            (122,570)          (832,625)       (359,118)
           Prepaid expenses                                         12,925               63,139           (184,690)          3,072
           Income tax refund receivable                                  0                    0                  0               0
           Other assets                                            (74,364)             (24,214)           (77,495)        (38,779)
    Incr. (Decr.) in operating assets:
           Accounts payable                                         50,383               93,360             53,470         403,212
           Accrued liabilities and taxes                           (24,944)            (171,832)           245,804        (168,628)
                                                              ------------         ------------       ------------    ------------
    Net cash provided by (used in)
           operating activities                                    660,042             (265,143)           342,591         204,551
                                                              ------------         ------------       ------------    ------------
Cash flows from investing activities:
    Purchase of fixed assets                                      (245,630)            (221,201)          (824,503)       (309,905)
                                                              ------------         ------------       ------------    ------------

    Net cash (used in) investing activities                       (245,630)            (221,201)          (824,503)       (309,905)
                                                              ------------         ------------       ------------    ------------
Cash flows from financing activities:
    Borrowing from (Payments to) lenders                          (644,339)              70,275           (570,874)       (384,510)
    Capital contributed                                                 -0-             781,891          2,303,940         781,891
                                                              ------------         ------------       ------------    ------------
    Net cash (used in) provided by
           Financing activities                                   (644,339)             852,166          1,733,066         397,381
                                                              ------------         ------------       ------------    ------------

 INCREASE (DECREASE) IN CASH                                      (229,927)             365,822          1,251,154         292,027

Cash at beginning of period                                      1,882,247              163,652            401,166         273,447
                                                              ------------         ------------       ------------    ------------

Cash at end of period                                           $1,652,320             $529,474         $1,652,320        $529,474
                                                              ============         ============       ============    ============

                                      -4-

                         Pallet Management Systems, Inc.
                          Notes to Financial Statements
                                December 26, 1998

Note 1.  Consolidated Financial Statements:

         The consolidated balance sheets as of December 26, 1998 and June 27, 1998, the consolidated statement of operations and cash flows for the thirteen week and twenty-six week periods ended of December 26, 1998 and December 27, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 27, 1998, which are included in the Company's Form 10KSB for the Year ended June 30, 1998.


Note 2.  Net Earnings (Loss) per Share of Common Stock:

         Net loss per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the periods presented.

Note 3.  Stockholders' Equity:

         During the thirteen week and twenty-six week periods ended December 26, 1998 stockholders' equity changed for the following items:

                                                                  13 Weeks               26 Weeks
                                                                Dec. 26, 1998          Dec. 26, 1998
                                                                -------------          -------------
Common stock issued upon exercise of warrants$                  $        -0-                   1,576
Additional paid-in capital                                               -0-               2,303,364
Decrease in unrealized gain on available for
    sale securities                                                      -0-                  (3,993)
Current net gain                                                    520,426                1,076,113
                                                                -----------            -------------
                                                                $   520,426               $3,376,060
                                                                ===========            =============

The effects of the calculation of comprehensive income is not material to the financial statements

PART I
ITEM 2.   Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen and twenty-six week periods ended December 26, 1998 and December 27, 1997.

Results of Operations
---------------------
General
-------

         The Company provides the transport packaging industry with pallet supplies, pallet retrieval, pallet repair, other packaging components and packaging logistics management. The Company was formed by the combination of several companies and has operations in Alabama, Florida and Virginia.

         The pallet is the base component for the transportation and warehousing of most packaging which allows goods to be transported or warehoused economically by providing a foundation which enables the use of forklifts and vertical storage. Most commonly associated with a four-foot square wood platform, pallets are also engineered from various materials in varying dimensions. The pallet, a little known entity to the consumer, is a key factor to worldwide retail and industrial distribution. Without pallets, shipping by air, land and sea would be severely hampered. The pallet industry in the United States has grown to approximately $6 billion ($6,000,000,000) and plays a vital roll in commercial transportation and distribution today. The industry is characterized by many small, localized, and/or specialized companies that usually have an operational radius of less than 100 miles, none of which individually has any appreciable market impact. There is no industry dominator and it is free from government regulation.

         The Company focuses on total solutions for its customers' pallet and packaging requirements through comprehensive products and services, including manufacturing and distributing new and recycled pallets as well as logistical and remediation services. (Remediation is the systematic collection, repair, return and reuse of pallets and other types of packaging.) Due to rising costs and increasing competition, the industry's gross profit for typical four-foot square wooden pallets has decreased over the years. Consequently, the Company is focused on manufacturing specially engineered pallets for niche markets and transport packaging logistical services.

         The Company has a customer base of over 200, many of which are Fortune 500 companies, including AlliedSignal, Bethlehem Steel, Canon, Chep America, Dupont, IAMS, Metal Container, Mitsubishi, Scotts Company, Siemens , Disney, Westvaco and various governmental agencies.

Thirteen Weeks Ended December 26, 1998 compared to Thirteen Weeks Ended
-----------------------------------------------------------------------
December 27, 1997
-----------------

         For the thirteen week period ended December 26, 1998 net sales increased 99.8% to $10,803,440 from $5,168,237 for the comparable 1997 period. This was the first full period of production for the company's new pallet manufacturing facility in Rogersville, Alabama.

         During the thirteen-week period ended December 26, 1998 new pallet sales increased 176.0% to $8,598,161 from $3,111,221, and pallet remediation and logistical services increased by 19.5% to $2,203,910 from $1,844,276 for prior period. The gross margin for the 1998 period was 11.9% as compared to 9.1% for the 1997 period. This increase in gross margin was due to better utilization of raw material resources through advanced automation, improved product mix, increased remediation and logistical sales which have higher margins than manufacturing, and customer price increases in certain niche markets. The Company experienced a $232,204 (50.7%) increase in selling, general and administrative expenses for the 1998 period when compared to 1997 period. This increase was a result of additional variable costs related to the sales volume increase and expanding the management infrastructure for increased remediation and logistical services. The Company experienced a $14,717 (13.1%) decrease in interest expense for the thirteen week period ended December 26, 1998 because of better cash flow resulting from improved profits and from additional capital which allowed the Company to decrease its bank borrowings. The Company realized a net profit of $520,426 or $0.11 per share during the thirteen week period ended December 26, 1998 compared to a loss of ($100,250) or ($0.07) per share recorded for the same period last year. The Company did not record any income tax expense due to the utilization of net operating loss carryforwards.

Twenty-six Weeks Ended December 27, 1997 compared to Twenty-six Weeks Ended
---------------------------------------------------------------------------
December 28, 1996
-----------------

         For the twenty-six week period ended December 26, 1998 net sales increased 92.1% to $18,723,087 from $9,744,636 for the comparable 1997 period. The Company's new pallet manufacturing facility in Rogersville, Alabama only operated during the second half of this 1998 period.

         During the twenty-six week period ended December 26, 1998 new pallet sales increased 134.6% to $ 14,275,897 from $6,083,221, pallet remediation and logistical services increased by 29.4% to $4,447,190 from $3,436,276 for the same twenty-six week period ended December 27, 1997. The gross margin for the 1998 period was 13.3% as compared to 8.6% achieved for the same 1997 period. This increase in gross margin was due to better utilization of raw material resources through advanced automation, improved product mix, increased remediation and logistical sales which have higher margins than manufacturing, and customer price increases in certain niche markets. The Company had a $206,333 (29.5%) increase in selling, general and administrative expenses for the twenty-six week period ended December 26, 1998 compared to December 27, 1997. This increase was a result of additional management hired to handle the Company's expanding pallet remediation and logistical operations. The Company had a $180,913 (13.3%) decrease in interest expense for the twenty six week period ended December 26, 1998. This decrease was a result of better cash flow resulting from improved profits and from additional capital which allowed the Company to decrease its bank borrowings. The Company realized a net profit of $ 1,076,113 or $0.33 per share for the twenty-six week period ended December 26, 1998 compared to a loss of ($276,093) or ($.20) per share recorded for the 1997 period. The Company did not record any income tax expense due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

         The Company had $1,652,320 cash on hand at December 26, 1998, versus $401,166 at the beginning of the fiscal year. This increase in cash was attributable to 1,382,100 warrants exercised, which generated $2,303,940 in cash and cash provided by operations of an additional $342,591. These increases were offset by $ 570,874 of cash used in net payments to lenders and $824,503 used in purchases of fixed assets.

         During this twenty-six week period, the Company called its outstanding "A" and "B" warrants for redemption on October 1, 1998. Prior to the redemption date, all warrants were exercised, including the underwriter warrants, which generated $2,298,612 in cash during the period.

         On September 8, 1998, the Company opened a new pallet manufacturing facility in Rogersville, Alabama. This facility has "state of the art" pallet manufacturing equipment, which is utilized to fulfill a new multi-year contract with Chep America. The Company expects to commence operations at another manufacturing facility in the Chicago, Illinois, area during the third fiscal quarter.

         On February 19, 1998 the Company completed a two year financing agreement with American Commercial Financial Corporation, which provided a $3.7 million line of credit to the Company and was increased on March 20, 1998 to $3.9 million, at an interest rate of prime plus 2.25%. This line is secured by a priority lien upon substantially all the assets of the Company, except for real estate. Included in the line is a $3,000,000 revolving loan. Under this revolving loan, the lender can advance 80% of eligible accounts receivable and 50% of inventory up to a maximum of $800,000 on inventory. In addition, the line has a term loan of $900,000 for equipment. As of December 26, 1998, the Company had an outstanding balance of $1,996,931. The Company is seeking to increase its line of credit and to negotiate better terms.

         The Company intends to pursue expansion and acquisition plans, which may include the opening of additional facilities as well as the acquisition of additional facilities or companies. The success and timing of any such plans and required capital expenditures are unpredictable and the Company has no current arrangements with respect to any such acquistion. Funding for such plans could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. The Company can not make any assurances that such funding would become available for such plans.

         The Company is in the process of achieving ISO 9002 registration. Profile Consulting Group, Ltd. of Troy, MI has been engaged to assist in this endeavor. Once completed, this process will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. The Company views this program as a vehicle to strengthen its ongoing quality program.

Year 2000 Issues

The Company uses software and related technologies throughout is businesses that may be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000 approaches. The Company has recently up-graded its computer systems and believes that it has minimized the detrimental effects of any Year 2000 Problem. The Company is also working with its customers and vendors to resolve Year 2000 Problems, which could interrupt the normal course of business. Although it is not possible to estimate the actual cost to resolve Year 2000 Problems, the Company does not anticipate this problem to have any significant impact on the Company's financial position or operations. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 Problem, and if necessary implement an appropriate contingency plan.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  None.

Item 2.           Changes in Securities and Use of Proceeds
                  None

Item 3.           Defaults upon Senior Securities
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  None.

Item 5.           Other Information
                  In December 1998, the Company entered into new employment agreements with John C. Lucy, III, its chairman, and Zachary M. Richardson, its president. The agreements provide for a base salary of $150,000, bonuses based on increases to earnings per share and a five-year term.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

10.1     Employment Agreement between the Company and John C. Lucy, III
10.2     Employment Agreement between the Company and Zachary M. Richardson

                  (b)      Reports on Form 8-K

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                                      PALLET MANAGEMENT SYSTEMS, INC.


Dated:     January 29, 1999           By: /s/ Zachary M. Richardson
                                          ------------------------------------
                                              Zachary M. Richardson, President