Form 10QSB
period 1999-03-27
PALLET MANAGEMENT SYSTEMS INC
filed 1999-04-28
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the 39--week period ended            Commission file
                     March 27, 1999                 Number 2-99212-A

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                  59-2197020
                -------                                  ----------
    (State or other jurisdiction of             (IRS Employer Identification
              incorporation)                               Number)



          One S. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 338-7763
                                 --------------
               Registrant's telephone number, including area code:

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

    Yes  [X]      No      [ ]



                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

    Yes  [ ]      No       [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         On April 25, 1999, the Registrant had outstanding 3,917,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       Year Ended
                                                                          March 27,     June 27,
      ASSETS                                                                1999          1998
                                                                            ----          ----
CURRENT ASSETS                                                                           Audited
      Cash                                                              $   349,281    $   401,166
      Accounts Receivable - trade, net of allowance
               for doubtful accounts                                      2,181,882      1,691,827
      Inventories                                                         2,163,427      1,175,346
      Other  Current Assets                                                 484,481        155,731
                                                                        -----------    -----------

               Total current assets                                       5,179,071      3,424,070

      Property and equipment - net of accumulated
               depreciation                                               4,342,520      2,966,946

      Other assets                                                          339,925         41,572
                                                                        -----------    -----------

                                                                        $ 9,861,516    $ 6,432,588
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes Payable                                                     $ 1,123,446    $ 2,127,888
      Accounts payable - trade                                            1,287,246        593,521
      Accrued liabilities                                                   897,895        406,761
                                                                        -----------    -----------

               Total current liabilities                                  3,308,587      3,128,170
                                                                        -----------    -----------

LONG TERM DEBT
      Deferred income tax                                                       -0-         31,381
      Long-term debt                                                        425,466      1,097,595
                                                                        -----------    -----------
                                                                            425,466      1,128,976
                                                                        -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock, authorized 100,000,000 shares at $.001 par value;
      issued and outstanding 3,917,612 shares at March 27, 1999 and
      2,342,034 at June 27, 1998                                              3,918          2,342
      Additional paid in capital                                          6,948,704      4,526,340
      Unrealized gain on securities available for sale                        8,671         13,477
      Retained earnings (deficit)                                          (833,830)    (2,366,718)
                                                                        -----------    -----------

  TOTAL STOCKHOLDERS EQUITY                                               6,127,463      2,175,441
                                                                        -----------    -----------

                                                                        $ 9,861,516    $ 6,432,587
                                                                        ===========    ===========


                            PALLET MANAGEMENT SYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         13 Weeks Ended                  39 Weeks Ended
                                                    Mar. 27,         Mar. 28,       Mar. 27,          Mar. 28,
                                                       1999             1998          1999              1998
                                                       ----             ----          ----              ----
Net sales                                         $ 10,747,042    $  6,718,390    $ 29,470,130    $ 16,463,025

Cost of goods sold                                   9,517,737    $  5,964,884      25,748,770      14,874,197
                                                  ------------    ------------    ------------    ------------

Gross profit                                         1,229,305         753,506       3,721,360       1,588,828

Selling, general and administrative expense
                                                       770,882         508,649       2,159,956       1,411,390
                                                  ------------    ------------    ------------    ------------

Operating profit                                       458,423         244,857       1,561,404         177,438

Other income (expense)
           Other income (expense)                     (155,823)         60,161          (1,778)         60,161
           Interest expense                            (67,707)        (74,195)       (248,619)       (282,870)
                                                  ------------    ------------    ------------    ------------


Earnings before income taxes                           234,893         230,823       1,311,007         (45,271)

Income tax expense (benefit)                          (221,881)              0        (221,881)              0
                                                  ------------    ------------    ------------    ------------


Net earnings (loss)                               $    456,774    $    230,823    $  1,532,888         (45,271)
                                                  ============    ============    ============    ============


Net earnings (loss) per common share
                                                  $       0.11    $       0.13    $       0.44    ($      0.03)
                                                  ------------    ------------    ------------    ------------

Diluted earnings (loss) per common share          $       0.08    $       0.06    $       0.33               *
                                                  ------------    ------------    ------------    ------------

    * exercise of warrants and options would be anti-dilutive

                            PALLET MANAGEMENT SYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOW

----------------------------------------------------------------------------------------------------------------
                                                           13 Weeks Ended                   39 Weeks Ended
                                                           --------------                   --------------
----------------------------------------------------------------------------------------------------------------
                                                          Mar. 27,       Mar. 28,      Mar. 27,       Mar. 28,
                                                            1999           1998         1999            1998
                                                            ----           ----         ----            ----
    Cash flows from operating activities:
        Net earnings (loss)                            $   456,774    $   230,823    $ 1,532,888    ($   45,271)
    Adjustments to reconcile net  earnings (loss) to
    net cash provided by (used in) operating
    activities:
        Depreciation                                       124,221        104,727        354,067        302,772
        (Incr.) Decr. in operating assets:
               Accounts receivable                        (322,224)      (329,201)      (490,055)       113,640
               Inventories                                (155,456)       102,657       (781,250)      (256,461)
               Prepaid expenses                           (144,061)       (52,092)      (328,750)       (49,020)
               Income tax refund receivable                      0              0              0              0
               Other assets                               (225,664)       (41,884)      (303,160)       (80,663)
        Incr. (Decr.) in operating assets:
               Accounts payable                            640,254       (167,944)       693,724        235,268
                 Accrued liabilities and taxes             245,330        (23,554)       491,133       (192,182)

               Deferred credits                            (31,381)             0        (31,381)             0
                                                       -----------    -----------    -----------    -----------
        Net cash provided by (used in)
               Operating activities                        587,793       (176,468)     1,137,216         28,083
                                                       -----------    -----------    -----------    -----------

    Cash flows from investing activities:
        Purchase of fixed assets                          (905,135)      (140,057)    (1,936,469)      (449,962)
                                                       -----------    -----------    -----------    -----------

        Net cash (used in) investing                      (905,135)      (140,157)    (1,936,469)      (449,962)
                                                       -----------    -----------    -----------    -----------
        activities

    Cash flows from financing activities:
        Borrowing from (Payments to) lenders            (1,105,698)         6,589     (1,676,572)      (377,921)
        Capital contributed                                120,000          2,700      2,423,940        784,591
                                                       -----------    -----------    -----------    -----------
        Net cash (used in) provided by
               Financing activities                       (985,697)         9,289        747,368        406,670
                                                       -----------    -----------    -----------    -----------

     INCREASE (DECREASE) IN CASH                        (1,303,039)      (307,236)       (51,885)       (15,209)

    Cash at beginning of period                          1,652,320        529,474        401,166        237,447
                                                       -----------    -----------    -----------    -----------

    Cash at end of period                              $   349,281    $   222,238    $   349,281    $   222,238
                                                       ===========    ===========    ===========    ===========


                         Pallet Management Systems, Inc.
                          Notes to Financial Statements
                                 March 27, 1999

    Note 1.       Consolidated Financial Statements:

         The consolidated balance sheet as of March 27, 1999, and the consolidated statement of operations and cash flows for the 13 week and 39 week periods ended March 27, 1999 and March 28, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto as of June 30, 1998.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current year presentation.

    Note 2.       Net Earnings (Loss) per Share of Common Stock:

         Net earnings (loss) per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the periods presented. On January 29, 1998, the shareholders voted for a one-for-four reverse stock split which took place February 16, 1998. All stock data and per share amounts in the consolidated financial statements have been revised to reflect this reverse stock split. A reconciliation of weighted average shares outstanding for purposes of computing basic earnings per share and diluted earnings per share for the 13 and 39 week period ended March 27, 1999 is as follows:

           -------------------------------------------------------------------------------------------------------------------------
                                                                                       13 weeks ended           39 weeks ended
                                                                                       March 27, 1999           March 27, 1999
           -------------------------------------------------------------------------------------------------------------------------
           Weighted average shares outstanding - basic earnings per common share            3,917,612                3,466,073
           -------------------------------------------------------------------------------------------------------------------------
           Assumed exercise of warrants and options                                         1,690,434                1,690,434
           -------------------------------------------------------------------------------------------------------------------------
           Assumed repurchase of shares from proceeds of assumed exercise of warrants and options, at average market value during period
                                                                                             (434,907)                (520,628)
           -------------------------------------------------------------------------------------------------------------------------
           Weighted average shares outstanding - diluted earnings per
           common share                                                                     5,173,139                4,635,880
           -------------------------------------------------------------------------------------------------------------------------

    Note 3.       Stockholders' Equity:

         During the 13 week and 39 week periods ended March 27, 1999 stockholders' equity changed for the following items:

                                                                13 Weeks                39 Weeks
                                                              Mar. 27, 1999           Mar. 27, 1999
                                                              -------------           -------------
    Common stock sold                                                  -0-                  1,576
    Additional paid-in capital                                     120,000              2,422,364
    Current net income                                             456,774              1,532,888


    PART I
    ITEM 2.        Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company") for the 13 and 39 week periods ended March 27, 1999 and March 28, 1998.

Results of Operations
---------------------
General
-------

         The Company provides major manufacturers and distributors with value-added transport packaging components and packaging logistics management. The Company provides a broad variety of pallet products and related services, including the manufacture and distribution of new pallets; the recycling of pallets (including used pallet retrieval, repair and recycling); maintenance of depot operations and the sorting and storage of transport packaging and other transport packaging for selected customers.

         The pallet is the base component for the transportation and warehousing of most packaging. Pallets allow goods to be transported or warehoused economically by providing a foundation for the use of forklifts and vertical storage. Most commonly associated with a four-foot square wood platform, pallets are also engineered from various materials in varying dimensions. The pallet, a little known entity to the consumer, is a key factor to worldwide retail and industrial distribution. Without pallets, shipping by air, land and sea would be severely hampered. The pallet industry in the United States has grown to approximately $6 billion and plays a vital role in commercial transportation and distribution today. The industry is characterized by many small, localized, and/or specialized companies that usually have an operational radius of less than 100 miles, none of which individually has any appreciable market impact. There is no industry dominator and it is free from government regulation.

         The Company focuses on total solutions for its customers' pallet and packaging requirements through comprehensive products and services, including manufacturing and distributing new and recycled pallets as well as the systematic collection, repair, return and reuse of pallets and other types of packaging. Due to rising costs and increasing competition, the industry's gross profit for typical four-foot square wooden pallets has decreased over the years. Consequently, the Company is focused on manufacturing specially engineered pallets for niche markets and transport packaging services.

         The Company anticipates that over the next 12 to 18 months a substantial portion of its revenues will be from the manufacture of CHEP pallets, which have a lower gross margin than specialty pallets. The Company intends to focus its expansion on transport packaging services.

         The Company has a customer base of over 200, many of which are Fortune 500 companies, including AlliedSignal, Bethlehem Steel, Canon, CHEP America, DuPont, IAMS, Metal Container, Mitsubishi, Scotts Company, Siemens, Disney, Westvaco and various governmental agencies.

13 Weeks Ended March 27, 1999 compared to 13 Weeks Ended March 28, 1999
-----------------------------------------------------------------------

         For the 13 week period ended March 27, 1999 net sales increased to $10,747,042 from $6,718,390 for the comparable 1998 period. This 59.96% increase was due primarily to increased production at the company's new pallet manufacturing facility in Rogersville, Alabama.

         During the 13 week period ended March 27, 1999 new pallet manufacturing sales increased 67.14% to $8,169,819 from $4,888,000 and services (depot, repair, logistical services and sales of used pallets) increased by 51.69% to $2,577,223 from $1,699,000 for the 13 week period ended March 28, 1998. The sales increase in pallet recycling was in used CHEP storage and sorting. The gross margin for this 13 week period was 11.4% as compared to 11.2% for the prior year's 13 week period. This slight increase in gross margin was due to better utilization of raw material resources and improved product mix. The Company experienced a $262,233 (51.55%) increase in Selling, General and Administrative expenses for the 13 week period ended March 27, 1999 when compared to March 28, 1998. SG & A increased because of the addition of key management personnel to handle the Company's expansion, as well as being in a transitional phase at the Bolingbrook and Lawrenceville manufacturing facilities. The Company experienced a $6,488 (8.74%) decrease in interest expense for the 13 week period ended March 27, 1999. This decrease in interest is a result of less borrowings resulting from better cash flow. The Company has recently entered into a new financing agreement with a new lender, as discussed below, that has enabled the Company to move forward with its expansion plans and to lower its borrowing costs. Net income of $456,774 or $0.11 per share was realized during the 13 week period ended March 27, 1999 compared to a net profit of $230,823 or $0.13 per share recorded for the same period last year. Start-up costs at a new facility in the Chicago area as well as relocating equipment to this new facility affected both sales and profits during this period. The Company did record a $221,881 net tax benefit on the net income due to the projected utilization of prior years' net operating loss carryovers.

         During this 13 week period, the Company continued to upgrade its computer equipment and systems as well as commence installation of new computer equipment at the Company's new Raleigh, North Carolina offices. The Company's new facility in Rogersville, Alabama, which commenced operations in September 1998, became fully staffed this period and runs two shifts of production.

         During the end of this period, the Company entered into a five-year lease for a 110,000 square foot building in Bolingbrook, Illinois, which is in the Chicago area. Pallet manufacturing equipment was relocated from the Lawrenceville facility to the new Bolingbrook facility, where it will be better utilized. In addition to this relocated equipment, a new "state-of-the-art" high-speed pallet manufacturing and assembly line should be installed at the Bolingbrook facility during the fourth fiscal quarter. As a result of relocating the manufacturing equipment to Bolingbrook, production for the last month of this period and the first month of the next period has declined as the equipment was disassembled and reassembled.

39 Weeks Ended March 27, 1999 compared to 39 Weeks Ended March 28, 1998
-----------------------------------------------------------------------

         For the 39 week period ended March 27, 1999 net sales increased 79.01% to $29,470,130 from $16,463,025 for the comparable 1998 period.

         During the 39 week period ended March 27, 1999 new pallet sales increased 98.14% to $22,445,717 from $11,328,000, and services increased by 43.71% to $7,024,413 from the $4,825,000 recorded for the same 39 week period ended March 28, 1998. The gross margin for the 39 week period was 12.63% as compared to 9.7% achieved for the same 39 week period a year prior. This increase in gross margin was due to an increase in manufacturing efficiencies, termination of unprofitable customers, and improved raw material utilization. The Company experienced a $748,566 (53.03%) increase in Selling, General and Administrative expenses for the 39 week period ended March 27, 1999 when compared to March 28, 1998. This increase is a direct result of transition in manufacturing sites as well as the addition of certain new high level management personnel. The Company experienced a $34,251 (12.11%) decrease in interest expense for the 39 week period ended March 27, 1999 as a result of decreased borrowing due to increased cash flow. Net income of $1,532,888 or $0.33 per share was realized during the 39 week period ended March 27, 1999 compared to a loss of $(45,271) or ($0.03) per share recorded for the same period last year. The Company recorded a net tax benefit during the year of $221,881 from utilization of net operating loss carryovers from prior years.

    Liquidity and Capital Resources
    -------------------------------

         The Company had $349,281 of cash on hand at March 27, 1999, versus $401,166 at the beginning of fiscal year 1999. Net cash from operating activities was $794,624 for the 13 week period and $1,137,216 for the 39 week period. The Company purchased $1,936,469 of fixed assets during the 39 week period, had net repayments of $1,676,572 of bank borrowings during the 39 week period and received $2,423,940 from the exercise of warrants. The new equipment primarily related to the expansion into Alabama and Illinois. The Company is in the process of securing a $10,000,000 line of credit in a financing agreement with The National Bank of Canada. This new funding replaces the previous $3,900,000 financing from American Commercial Finance Corporation. The increased line of credit is at better terms than American Commercial Finance Corporation with additional accounts receivable, inventory and equipment financing availability.

         The Company intends to pursue expansion and acquisition plans, which may include the opening of additional facilities as well as the acquisition of additional facilities or companies. The success and timing of any such plans and required capital expenditures are unpredictable and the Company has no current arrangements with respect to any such acquisition. Funding for such plans could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. The Company can not make any assurances that such funding would become available for such plans.

         The Company is in the process of achieving ISO 9002 registration. Once completed, this process will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. The Company views this program as a vehicle to strengthen its ongoing quality program.

Year 2000
---------

The Company uses software and related technologies throughout its businesses that may be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000 approaches.

Assessment. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology and complicate the Company's Year 2000 identification, assessment, recycling, and testing efforts.

Internal Systems. Based upon its identification and assessment efforts to date, the Company believes that substantially all of its computer equipment and software are Year 2000 compliant. The Company has recently upgraded its computer systems and believes that it has minimized the detrimental effects of any Year 2000 Problem. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the fourth quarter 1998, are expected to be completed by second quarter 1999, and that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

The Company believes that substantially all of its manufacturing equipment are not affected by Year 2000 issues.

         Suppliers. The Company has mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 27, 1999 the Company had received responses from approximately 25% of these third parties, and all of them that have responded have provided written assurance that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be conducted in May 1999.

         Costs. The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $100,000 and will be funded from current existing financial resources. As of March 27, 1999, the Company had incurred costs of approximately $35,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers.

         If all Year 2000 issues are not properly identified, or assessment, remediation and testing of those Year 2000 problems that are identified is not effected in a timely manner, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         Contingency Plan. The Company has not yet completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has no contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999. Virginia Power, which supplies two of the Company's facilities, has told the Company that they cannot assure compliance and that potential power disruptions are possible. The Company believes that there is no viable alternative for the expected temporary power disruption. The Company has also switched nail suppliers to those that are Year 2000 compliant to minimize the disruption of supplies.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. The Company cannot assure you that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and other similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the variety of different products and services and combinations thereof sold by the Company may lead to claims relating to Year 2000 compliance whose impact on the Company is not currently estimable.

    PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings
                  None

    Item 2.       Changes in Securities
                  None

    Item 3.       Defaults upon Senior Securities
                  None.

    Item 4.       Submission of Matters to a Vote of Security Holders

         On January 7, 1999, the Company held its annual meeting of shareholders. At the meeting (i) all five director nominees were elected,
    (ii) the Company's 1998 Omnibus Stock Option Plan was approved and ratified, and (ii) the appointment of Kaufman Rossin & Co. as the independent auditors was ratified.

    (i) The following directors were elected for a one-year term by the votes indicated:

-----------------------------------------------------------------------------------------------------------------
Name                                        Votes For         Votes Against              Abstain
-----------------------------------------------------------------------------------------------------------------
John C. Lucy, III                           3,154,420           1,100                    16,685
-----------------------------------------------------------------------------------------------------------------
Zachary M. Richardson                       3,154,420           1,100                    16,685
-----------------------------------------------------------------------------------------------------------------
John C. Lucy, II                            3,154,420           1,100                    16,685
-----------------------------------------------------------------------------------------------------------------
Donald Radcliffe                            3,154,420           1,100                    16,685
-----------------------------------------------------------------------------------------------------------------
David W. Sass                               3,154,420           1,100                    16,685
-----------------------------------------------------------------------------------------------------------------

    (ii) The Company's Omnibus Stock Option Plan was approved and ratified by a vote of 1,242,785 for, 89,765 against and 16,135 abstaining.

    (iii) The appointment of Kaufman Rossin & Co. was ratified by a vote of 3,136,395 for, 27,000 against and 8,810 abstaining.

    Item 5.       Other Information

         David Shumate was appointed Executive Vice President and Secretary of the Company in February 1999 and is responsible for manufacturing, sales and marketing and customer service. From 1994 until joining the Company he was Senior Vice President of the Southeast Region for CHEP, where he was instrumental in establishing a national customer service and sales organization for the distributor network.

         Leo J. Ryan was elected Vice President-Finance, Treasurer and Assistant Secretary in March 1999. From 1979 to February 1999, Mr. Ryan was a business advisor to small and medium sized firms on mergers and acquisitions and raising capital. He also spent over 15 years in banking with Chase Manhattan Bank in New York and Union Bank in Los Angeles. He also was member of the Board of Directors of Union Venture Corporation, the venture capital subsidiary of Union Bank. He also has acted as a crisis manager for some businesses restructuring their finances, and renegotiating their lending relationships.

         In January 1999, the Company entered into a Understanding of Compensation with David Shumate. Pursuant to this arrangement, Mr. Shumate is paid at an annual rate of $156,000 and is entitled to a bonus based on the Company's pretax earnings. Mr. Shumate was also granted options to purchase 20,000 shares of Common Stock and 25,000 stock appreciation rights that vest only upon a "Change of Control." Mr. Shumate's employment may be terminated by the Company at any time with or without cause without any payment by the Company.

         In March 1999, the Company entered into an employment agreement with Leo Ryan. Pursuant to the terms of the three-year agreement, Mr. Ryan is entitled to receive (i) annual base compensation of $90,000, which increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 25% of base salary based on the increase in pretax earnings per share over the prior year. The agreement also provides for annual grants of stock options commencing in fiscal 2000 equal to .25% of the then outstanding number of shares at the then fair market value and the granting of 15,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Agreement.

    Item 6.       Exhibits and Reports on Form 8-K

    (a) Exhibits required by Item 601 of Regulations S-B.

10.1 Employment Agreement between the Company and John C. Lucy, III (1)
10.2 Employment Agreement between the Company and Zachary M. Richardson (1)
10.3 1998 Omnibus Stock Plan (2)
10.4 Understanding of Compensation with David Shumate
10.5 Employment Agreement between the Company and Leo Ryan
27.1 Financial Data Schedule

(1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 26, 1998
(2) Incorporated by reference to the Registrant's Proxy Statement filed November 30, 1998

                  (b)      None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                         PALLET MANAGEMENT SYSTEMS, INC.


    Dated : April 29, 1999            By:/s/ Zachary M. Richardson
                                         ------------------------------------
                                             Zachary M. Richardson, President