Form 10KSB
period 1999-06-26
PALLET MANAGEMENT SYSTEMS INC
filed 1999-10-12
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 26, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                             Commission file number

                         Pallet Management Systems, Inc.
                         -------------------------------
                 (Name of Small Business issuer in its charter)

                   Florida                                 59-2197020
                   -------                                 ----------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                Identification Number)

    One South Ocean Boulevard, Suite 305
             Boca Raton, Florida                           33432
             -------------------                           -----
  (Address of Principal Executive Offices)               (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 338-7763
                                                         ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X    No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $38,744.129.

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on August 31, 1999 was approximately $12,985,460.

As of August 24, 1999, there were 4,062,612 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.


                             THRIFT MANAGEMENT, INC.
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 26, 1999

                                TABLE OF CONTENTS
                                -----------------
                                                                                                             Page No.
                                                                                                             --------
PART I..........................................................................................................2

Item 1.  Description of Business................................................................................2

Item 2.  Description of Property...............................................................................12

Item 3.  Legal Proceedings.....................................................................................14

Item 6.  Management's Discussion and Analysis or Plan of Operations............................................16

Item 7.  Financial Statements..................................................................................27

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..................27

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.....................................................................28

Item 10. Executive Compensation................................................................................30

Item 11. Security Ownership of Certain Beneficial Owners and Management........................................34

                           FORWARD-LOOKING STATEMENTS

         Pallet Management Systems, Inc. ("Pallet Management") cautions readers that certain important factors may affect Pallet Management's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of Pallet Management. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect Pallet Management's results include, but are not limited to, dependence on sources of inventories, dependence on the resale market for unsold goods, dependence on charitable donations and a limited number of charities, reliance on management, changes in trends in buyer preferences, competition with other retail sources, general economic conditions and seasonality of the population in Pallet Management's market areas. Pallet Management is also subject to other risks detailed herein or detailed from time to time in Pallet Management's filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  Description of Business
         -----------------------

Introduction

         Pallet Management is an industry leader in reducing product distribution costs for major manufacturers and distributors by providing value-added transport packaging products and logistical services. As one of the largest pallet manufacturing companies in the United States, Pallet Management has continued to expand its line of business to include related transport packaging logistical and repair services. With two related lines of business, manufacturing and services, the primary products manufactured by Pallet Management are wood pallets, which are the base of all transport packaging used to move and warehouse manufactured goods. Services related to transport packaging, which are focused at reducing customer distribution costs, include transport packaging retrieval, repair, recycling, sorting, storage, reverse distribution, tracking, and other value added information services.

         A significant portion of Pallet Management's current business is the sale of pallets and services to CHEP Americas, which is part of the worldwide CHEP organization that manages the largest pallet rental pool worldwide, with more than 110 million pallets and containers in over 30 countries. CHEP services the retail, grocery and automotive industries with high quality pallets and containers.

         Pallet Management's strategy is to manufacture and service pallets or containers for niche markets. Manufacturing operations complement expansion of our related pallet and other transport packaging services that will increase gross margins. All of Pallet Management's products and services are designed to assist our customers in reducing the cost per trip of shipments of goods.

         In order to fulfill the increasing demand for transport management services, Pallet Management expects to expand our service offerings and its network of facilities by opening company-owned facilities as well as entering into affiliations with other pallet and logistical companies in strategic locations. These additional locations will provide local retrieval, repair, sortation, storage and recycling services for Pallet Management's national customers. Pallet Management also expects to be able to accelerate our internal growth by marketing expanded value-added information services to new and existing customers.

         Pallet Management is also seeking acquisitions as part of our growth strategy. Acquisitions will enable it to capitalize on the significant trends currently affecting product manufacturing and distribution practices throughout the U.S. These trends include the increasing reliance by shippers and logistics agents on outsourcing to smaller, better-capitalized companies which specialize in specific segments of the distribution chain.

Industry Overview

Pallet Industry

         A pallet is a platform, usually made of wood and assembled with metal nails that is used for storing and shipping goods. Pallets allow goods to be transported or warehoused economically by providing a foundation for forklifts and vertical storage. Pallets are used in virtually all U.S. industries where products are physically distributed, including the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries. Without pallets, shipping by air, land and sea would be severely hampered. Pallets come in a wide range of shapes and sizes. Although pallets are primarily made of wood, they may also be made from steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. Pallet Management believes that there are over 1,000 different sizes and specifications of pallets used in North America. The grocery industry, however, which accounts for approximately one-third of the all new pallets produced in the United States, uses a standard size 48 x 40 inch pallet referred to as a GMA pallet. Other industries utilize unique specifications that are appropriate for their particular needs. According to a survey conducted by the National Wooden Pallet and Container Association ("NWPCA"), 97% of pallet users reported using wood pallets with just 3% or less using plastic, a combination of wood and plastic, or other material. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

         Many pallets are not durable enough for multiple trips. The manufacturing capacity for the standard GMA pallet is in excess of demand and unless one is manufacturing a top quality durable pallet for a customer who wants to use their pallets for multiple trips, the margins are very slim. Standard GMA pallets weigh approximately 45 lbs. and are designed to hold 1,500 pounds of goods. Since CHEP has a pool of pallets that are continually reused, it demands a higher quality, better-engineered pallet, which is more durable. A CHEP pallet weighs approximately 60 lbs., and is engineered to hold 2,800 pounds of goods.

         Based on information supplied by industry sources, Pallet Management estimates that the U.S. pallet industry generated revenues of approximately $6 billion in 1998, and it is served by approximately 3,600 companies, most of which are small, privately-held entities. These companies are generally operating in only one location and serving customers within a limited geographic radius. The industry is generally composed of companies that manufacture new pallets and companies that repair and recycle pallets. According to the NWPCA, there are approximately 500 million new wood pallets produced annually in the United States with hundreds of millions sold on a used or recycled basis. New pallet sales in the United States alone are in excess of $4 billion per year. Pallet Management estimates there are more than two billion pallets in circulation in the U.S.
today.

         The pallet industry has experienced significant changes and growth during the past several years. These changes are due, among other factors, to the focus by Fortune 1000 businesses on improving the logistical efficiency of their manufacturing and distribution systems. This focus has caused many of these businesses to attempt to reduce significantly the number of vendors serving them in order to simplify their procurement and product distribution processes. It has also prompted large manufacturers and distributors to outsource key elements of those processes that are not within their core competencies and to develop just-in-time procurement, manufacturing, and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand for a high quality source of pallets has increased. Palletized freight facilitates movement through the supply chain by reducing costly loading and unloading delays at distribution centers and warehouse facilities. However, the use of low-quality or improperly sized pallets may increase product damage during shipping or storage. As a result, there has been an increased demand for high-quality pallets in an attempt to decrease the cost per trip by reducing product damage during shipping and storage, and increasing the number of trips for which pallet can be used.

         The broad changes affecting U.S. industry have created significant demand for higher quality pallets distributed through an efficient, more sophisticated system. Environmental and cost concerns have also accelerated the trend toward increased reuse or "recycling" of pallets and certain other transport packing materials, further increasing the importance of the quality of newly manufactured pallets. In recognition of these trends, CHEP has established an international system that provides high-quality pallets to customers worldwide. CHEP is a partnership created by Brambles Industries Limited, an Australian publicly-held corporation, and GKN, Ltd., a publicly held U.K. corporation. CHEP outsources it's pallet manufacturing and some of it's repair operations. During the fiscal year ending June 26, 1999, approximately 75% of Pallet Management's revenues and a significant percentage of Pallet Management's growth were attributable to CHEP. Pallet Management expects to continue to build its relationship with CHEP both geographically and by providing additional services.

         CHEP's pallet leasing system represents a significant change in the U.S. grocery pallet market. CHEP leases high quality, standardized and easily identifiable (all CHEP pallets are painted blue) 48" by 40" pallets, primarily for use by grocery and consumer product manufacturers. CHEP pallets are manufactured to strict specifications by vendors, including Pallet Management, that have been selected based on their ability to provide large volumes of high quality pallets manufactured to CHEP specifications in a timely manner.

         Due to the high cost of plastics and other materials, wood is the preferred "more environmentally conscious" material (a renewable resource) for pallets. Wood pallets are also generally stronger, repairable, and less expensive than comparable plastic pallets. Plastic pallets currently have a limited market where "closed loop" systems can be individually monitored and retrieved for reuse.

Third Party Logistics Industry

         As manufacturers and retailers continue to drive down the costs of distribution, they will continue to look to third party logistics companies. It is estimated that only approximately 7%, or approximately $40 billion, of relevant logistics costs are currently managed by third party logistics companies. Within the next 3 to 5 years, this sector could capture 10% to 15% of the available market. Third party logistics companies include outsourcing companies that manage portions of a company's supply chain. Outsourcing supply chain management gives companies a competitive edge and drives profitability. The third party logistics industry is expected to experience an annual growth rate of about 20%, driven primarily by the continued outsourcing of specific supply chain logistic functions. Management believes that this industry will eventually be ready for consolidation, as customers will want third-party logistic companies to increase their scope of service offerings on a global level.

Reverse Distribution, a sub-industry of the logistics industry, is estimated to grow from $4.6 billion in 1997 to over $7.7 billion by the year 2000 in the United States. It is rapidly growing and becoming more diverse and complex as its importance to the supply chain becomes more evident. Reverse Distribution is defined as the opposite of direct distribution. It is moving products back up the supply chain to the original manufacturer, and reverse logistics is the process by which this occurs. The increasing importance of reverse distribution in the market place is a key factor in the dramatic changes taking place in the pallet industry.

Until recently, pallet manufactures were focused on producing the cheapest pallet for their customers, who considered their packaging material an expense. Manufacturers and distributors are now discovering that the lowest cost per trip for their packaging material is realized when high quality packaging is utilized and subsequently returned for re-use in a reverse distribution system. They are viewing packaging material now as an asset instead of an expense and require a reverse distribution system to return their packaging assets. Pallet Management is aggressively pursuing this market as a sub-specialist in reverse distribution for packaging materials.

Growth Strategy

         Pallet Management's goal is to become the leading national provider of pallets and related transport packaging services by continuing to expand its existing operations and seeking strategic acquisitions. Pallet Management believes that a significant market opportunity exists for a company that can consistently offer high-quality pallets and related value-added services to large pallet users in the U.S. Pallet Management believes that it's management's experience, industry reputation, and existing customer base will provide the company with a significant competitive advantage as it pursues its growth strategy. Elements of its strategy include:

o        CHEP
o        Specifically Engineered Niche Market  Manufacturing
o        Reverse Distribution Services
o        Acquisitions

CHEP

         Pallet Management has entered into a series of multi-year manufacturing agreements with CHEP to produce specially engineered grocery pallets in strategic locations. CHEP is the world's largest pallet pooling company with a pallet pool worth over $2 billion consisting of over 110 million pallets in more than 30 countries worldwide. CHEP markets to the grocery, retail, and automotive industries, where large volumes of standard size pallets can be contained in a closed loop-system. Based on published information, CHEP has a market share of 88% of all leased pallets worldwide and dominates 90% of the markets in which they operate. CHEP is by far the largest participant in the U.S. pallet industry and does not have a significant pallet-pooling competitor. During each of the years 1999 and 2000, Chep is projected to invest several hundred million dollars to purchase 16 million new pallets as their growth continues to accelerate in the United States.


         In September 1998, Pallet Management opened a new manufacturing facility in Rogersville, Alabama, in April 1999 opened another facility in Bolingbrook, Illinois, just outside Chicago and in August 1999, Pallet Management opened an additional manufacturing facility in Plainfield, Indiana, just outside Indianapolis. Pallet Management is using these new facilities along with its other existing facilities to supply CHEP pallets. Pallet Management has invested over $3.5 million in "state-of the art" pallet manufacturing equipment for these facilities.

         In addition to pallet manufacturing, Pallet Management also offers to CHEP Reverse Distribution Services. Pallet Management has two facilities, which sort, repair, warehouse and return pallets to their pallet pool.

         Pallet Management has had a business relationship with CHEP for over ten years and CHEP is expected to be Pallet Management's largest customer for the next several years during which Pallet Management will support CHEP's projected growth. While Pallet Management is continuously developing its CHEP relationship, it continues to aggressively pursue the other areas of growth, which are expected to generate higher margins.

Specifically Engineered Niche Market Manufacturing

         Many manufacturers require specially engineered pallets to transport their goods. Pallet Management targets these markets due to the limited number of pallet manufacturers that can produce specialized pallets, the established reputation of Pallet Management in the industry for being a high quality pallet manufacturer, and the higher profit margins realized in the production of these pallets.

         Niche market pallets are uniquely engineered to transport a specific product and are not universally used like the standard GMA or CHEP pallet. Examples of niche pallets Pallet Management builds include those for the metals and for the fibers industries. These types of pallets are specially engineered by Pallet Management by using PDS (Pallet Design System), a system developed by Virginia Tech University's Pallet Laboratory in conjunction with the National Wooden Pallet and Container Association.

         Most niche market pallets cost more than high volume grocery pallets and yield high margins because due to their uniqueness and strict specifications, which are required for automated warehousing operations. Pallet Management is aggressively marketing its experience and expertise in this area, as it believes that large manufacturing companies will always have a demand for specially engineered pallets to transport certain kinds of goods.

Reverse Distribution Services

         As large manufacturers are focusing more of their attention on reducing distribution costs, Pallet Management has expanded the marketing of its Reverse Distribution Services. Reverse Distribution is the systematic retrieval, sortation, repair, warehouse and return of pallets and other packaging material that creates closed-loop return systems between the manufacturer, their customers, and their vendors. Pallet Management's customer owns the pallets or containers, which are shipped out to their customers, loaded with products. Large manufacturing companies often make sizable investments in specially engineered and heavy-duty pallets. Pallet Management can recover, sort, repair, warehouse and return a niche pallet to a customer for significantly less than the cost of a new pallet, thereby eliminating or reducing some of its customers' distribution expenses. At the same time, Pallet Management generates greater margins than when a new pallet is built. The key to successfully implementing a large-scale reverse distribution program is to have an integrated retrieval network. Pallet Management is actively seeking strategic relationships to more fully develop a nationwide reverse distribution network.

         Pallet Management is forming the majority of its reverse distribution network through the utilization of the over 3,600 existing pallet manufacturers and recyclers across the United States, as well as creating it's own facilities. Many of the smaller pallet companies are looking for an affiliation with a national company as they lack the ability to market their company beyond a small radius, coupled with their customers now demanding more diverse geographical services, and the impact CHEP has made on the grocery pallet market. Pallet Management believes that many of these companies have excess capacity and are willing to affiliate with Pallet Management on a fee-for-service basis.

         Pallet Management is currently implementing and refining a Reverse Distribution Information System to track flows of pallets. This system can track flows of packaging throughout a supply chain.

Acquisitions

         Pallet Management intends to actively pursue acquisitions within its existing markets and new markets to increase its market penetration, as well as to provide a broader range of services to existing customers in those markets. These acquisitions will primarily involve transport services businesses and smaller pallet companies whose operations can be incorporated into Pallet Management's existing operations without a significant increase in infrastructure as well as those that will provide Pallet Management with the ability to service new customers or existing customers in new locations. Pallet Management does not currently plan to acquire any significant additional manufacturing capacity. Except for the recently completed acquisition of The Nelson Company described elsewhere, Pallet Management does not have any current agreements or understandings for any acquisitions and has put all such activities on hold until current operations are stabilized. The consideration for such acquisitions, if consummated, could consist of cash, debt, equity or any combination thereof.

Current Operations

Manufacturing
     o     High volume, high quality CHEP grocery pallet manufacturing
     o     Low volume specifically engineered niche pallet manufacturing

Services
     o     Retrieval, sort, repair, warehouse and return services
     o     Reverse Distribution Services
     o     Other Products

         Manufacturing. New pallet manufacturing represents approximately 77% of Pallet Management's revenues. The manufacturing process for new pallets at each of Pallet Management's facilities is generally the most capital intensive part of the business, with the majority of assembly and construction being automated. New pallets are manufactured from an assortment of wood products, varying in type and quality, with construction specifications being determined by the pallet's end user. Pallet Management believes that approximately 70% of the wood used in new pallets manufactured in North America consists of hardwood (including, oak, poplar, alder and gum) with the balance consisting of pine or other softwoods.

         Pallet Management utilizes sawing equipment, which cuts large wood sections to specification. The cut wood is then transported to assembly points where employees load the side boards ("stringers") or blocks and deck boards into nailing machines which nail the pallets together. A typical nailing machine can produce an average of 2,000 pallets per 8-hour shift with five to ten employees. After construction is completed, pallets are transported to a stacker for shipment or storage.

         All the high volume CHEP pallets and most of the lower volume specifically engineered niche pallets are manufactured on automated nailing machines. More customized or smaller niche pallet orders may be manufactured by hand on assembly tables utilizing two laborers with pneumatic nailers. Pallet Management typically manufactures pallets upon receipt of customer orders and does not generally maintain significant finished goods inventory.

         Services. Cost reduction of product distribution is the focus of Pallet Management's value-added services. Retrieval, sortation, repair, warehouse and return services enable the customer to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet Management initiates the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size, condition and potential customer. Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventory at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other goods. Despite recent increases in levels of automation, pallet return operations remain a labor-intensive process.

         Other Products and Services. Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

         Pallet Management also supplies exporters, importers and manufacturers with a full range of specialized shipping services encompassing export packaging, crating, transportation coordination, warehousing and storage, and on-site packaging.

The Nelson Company Acquisition

         Effective June 27, 1999, the first day of fiscal year 2000, Pallet Management acquired The Nelson Company a Baltimore, Maryland based pallet company in a stock purchase agreement whereby The Nelson Company became a wholly owned subsidiary of Pallet Management. The Nelson Company is a $12.6 million niche pallet manufacturing and reverse distribution company. Because The Nelson Company was a customer of Pallet Management, $3.1 million of their sales were discounted as intra-company sales. This acquisition added $3,813,000 in total assets, $1,571,000 in net assets, and $730,997 in debt. The Nelson Company added

100 employees, and 4 facilities in 4 states. The purchase price was $1,000,000 in cash, a $1,000,000 note due December 1999 and 145,000 shares of Pallet Management common stock. The seller was also issued a note in the amount of $375,000, which was equal to the estimated profits for the period from January 1, 1999 to the effective date. Arthur P. Caltrider, the owner and president of The Nelson Company joined Pallet Management as a vice president and director.

         Due to the inability to timely complete bank financing, as of October 1, 1999, the $1,000,000 cash purchase price has not yet been paid. The parties are working on a restructuring of the purchase price and bank financing that will involve the payment of approximately $1.4 million of cash and the issuance of a new second note due in January 2000. If the restructuring is not completed by October 17, 1999, the acquisition may be unwound.

         Since there is minimal duplication between the companies, cost savings was not a major factor in this transaction. The real value of this transaction is the growth synergies created through a unified and enlarged sales force and operating network of the two companies.

         Pallet Management and The Nelson Company had entered into many co-venture business relationships over the past 20 years. The Nelson Company brings a seasoned sales force that is strong in the analysis and sales of reverse distribution networks and compliments Pallet Management's sales force in its drive for new business.

         The Nelson Company was founded in 1921 by John M. Nelson, Jr. as the company received its first wood packaging contract from Bethlehem Steel. During World War II, with the advent of the forklift and other material handling equipment, The Nelson Company began manufacturing pallets. In the late 1950's it established one of the first pallet brokerage operations in the industry and later acquired Associated Box, which was founded in 1890. In the early 1990s, The Nelson Company saw a changing market place as companies began to focus more on pallet related services. With this shift, The Nelson Company positioned itself to be a leader in pallet related services.

Marketing and Distribution

         Pallet Management uses its internal sales force in marketing its products and services. With services being the primary focus of all marketing efforts, Pallet Management seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of products and services.

         Pallet Management has over 200 customers, many of which are Fortune 1000 companies, including AlliedSignal, Bethlehem Steel, CHEP Americas, DuPont, IAMS, Mitsubishi, Monsanto, Scotts Company, and various governmental agencies.

         During fiscal year ended June 26, 1999, CHEP accounted for approximately 75% of Pallet Management's revenues. No other single customer accounted for 10% or more of Pallet Management's revenues. Pallet Management enters into contracts with CHEP on a facility by facility basis and the terms of such contracts vary in accordance with the service to be provided. Depot agreements may be terminated with or without cause, while repair and depot/repair agreements may only be terminated by CHEP for cause and have both indefinite and fixed terms of between one and three years. Manufacturing contracts are on a multi-year basis and have varying minimum pallet purchase requirements for each facility. All of the CHEP contracts prohibit Pallet Management's contracting facilities from competing with CHEP during the term of the agreement and for up to three years thereafter in the pallet leasing business and from repairing pallets for other pallet leasing companies.

Suppliers

         Pallet Management believes that there is an adequate supply of raw material components for pallet production. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. Pallet Management has several principal suppliers, which are rotated depending on availability. During the fiscal year ended June 26, 1999, Pallet Management purchased lumber and plywood from over 50 vendors. The three largest suppliers accounted for approximately 35%, 9% and 3 % of the lumber purchases. During the fiscal year ended June 26, 1999, Pallet Management purchased approximately 8% of its lumber from Clary Lumber Co., Inc., at or below market price. Clary is owned by John C. Lucy, Jr., a significant shareholder and director of Pallet Management and his son, John Lucy III who is Pallet Management's Chairman and CEO. Pallet Management expects its percentage of purchases from Clary to decrease in the future as Pallet Management's lumber demands increase in geographic areas outside where Clary has the ability to supply any additional lumber to Pallet Management. See "Certain Transactions." Pallet Management does not believe that the loss of any vendor would materially adversely affect its financial condition or results of operations. Pallet Management intends to continue to pursue a strategy of purchasing from alternative sources of lumber.

         Pallet Management sales prices are closely related to the changing costs and availability of lumber. While Pallet Management believes that it will benefit from strong relationships with multiple lumber suppliers, there can be no assurance that Pallet Management will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside Pallet Management's control, including governmental regulation of logging on public lands, lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. In addition, adverse weather conditions may affect Pallet Management's ability to obtain adequate supplies of lumber at a reasonable cost. Pallet Management also is able to buy low quality lumber and upgrade such lumber at its own plants. Though Pallet Management has studied the broad use of alternative materials for the manufacture of pallets, such as plastic, it believes that there is not currently an available alternative raw material that possesses the tensile strength, recyclability and low cost of wood. Pallet Management continues to evaluate alternatives to wood and is receptive to their future use in pallet production.

Competition

         Pallet Management believes that the principal competitive factors in the pallet industry are price, quality of services and reliability. With over

3,600 industry participants, the pallet manufacturing industry has been and is expected to remain extremely fragmented and highly competitive. While there are several companies which have attempted to establish national pallet operations, most of Pallet Management's competitors are small, privately held companies that operate in only one location and serve customers within a limited geographic radius. Pallet Management does not directly compete against many of these companies to a large extent due to its concentration on CHEP and specialty pallets, which are not made by most of these companies, although they may at any time attempt to compete directly with Pallet Management. New pallet manufacturers can typically service up to a 300-mile radius, although recyclers rarely market beyond a 100-mile radius. Pallet Management believes that it will have a competitive advantage as it expands its national network of facilities, thus benefiting from economies of scale while interfacing with customers' nationwide distribution systems.

         Competition is often intense and Pallet Management faces most of its competition from other manufacturers. Pallet rental systems competes with new pallet sales to the grocery and wholesales distribution industries, and may expand into other industries in the future. Pallet Management does not compete to any significant extent with pallet rental systems in the grocery industry and intends to focus on industries and products in which pallet rental systems do not compete.

         In addition, pallet manufacturing and recycling operations are not highly capital intensive and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and consequently, may be able to manufacture or recycle pallets at lower costs than Pallet Management. Other companies with significantly greater capital and other resources than Pallet Management (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, changing the competitive dynamics of the industry. While Pallet Management estimates, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, there can be no assurance that Pallet Management will not face increasing competition from pallets fabricated from non-wooden components in the future. Pallet Management does not believe that non-wooden pallets will be widely used until it is demonstrated that they replicate the strength of wood pallets and that their cost decreases from their current levels, which are well above the cost of similar wood pallets.

         On a national level, at least two other pallet companies PalletPallet, Inc., a Canadian corporation which recently moved its headquarters to Dallas, Texas and PalEx, which recently announced a merger with IFCO, a returnable plastic container company, have announced plans for national expansion.

Employees

         Pallet Management currently has over 450 employees. These include production workers who work on new and recycled pallets, clerical personnel, logistical and computer personnel, facility management personnel, regional management personnel, sales force, customer service personnel, administrative personnel, and executive personnel.


Item 2.  Description of Property
         -----------------------

         Pallet Management currently has 10 facilities in 9 states.

         Baltimore, Maryland - Manufacturing Plant/Repair Depot (The Nelson Company): Located at 2116 Sparrows Point Road, Baltimore, Maryland, with a year to year lease, which has been in continuous use since 1921, this facility employs 70 people. This facility is on approximately 12 acres with 140,000 square feet of manufacturing space and manufactures specialty wood packaging. In addition, a substantial operation exists for the repair and recycling of specialty pallets and packaging.

         Bolingbrook, Illinois - Manufacturing Plant: This facility opened in April 1999 at 335 Crossroads Suite B, Bolingbrook, Illinois in a 110,000-sq. ft. facility with a 5-year lease ending February 2004. It will employ up to 65 people once fully operational and will manufacture pallets on high-speed, automated manufacturing lines.

         Conyers, Georgia - Repair Depot (The Nelson Company): Located at 2475 Covington Highway, Conyers, Georgia, with a lease that expires June 30, 2002. This facility employs 8 people on approximately 1.2 acres with 9,000 square feet of manufacturing space.

         Jackson, Michigan - Repair Depot (The Nelson Company): Located at 3143
W. Michigan Avenue, Jackson, Michigan, with a lease that expires March 1, 2001. This facility employs 14 people and is part of a larger complex with 23,000 square feet of manufacturing space.

         Lakeland, Florida - Repair Depot: Located at 2420 New Tampa Hwy, Lakeland, Florida, this facility can process all types of pallets on a high-speed automated pallet sortation and repair line. CHEP has recently opened a pallet processing facility in the Lakeland area, which could greatly reduce the revenues at this facility. This facility opened in April 1996 and is comprised of a 63,000-sq. ft. building on five acres with a five-year lease terminating in March 2001 and employs 100 people.

         Lawrenceville, Virginia - Manufacturing Plant: Located at 10324 Liberty Road, Lawrenceville, Virginia, new pallet manufacturing is performed at this Company-owned facility using automated equipment. This facility's primary production is specifically engineered niche pallets and cutting lumber to size for pallet production at this facility and shipment to other company facilities. In addition, pallet recycling and repair services are performed at this location, which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000 sq. ft. office building and employs over 145 people.

         Plainfield Indiana - Manufacturing Plant: This facility opened at 6030 Gateway Dr., Plainfield, Indiana, in August 1999 in a 130,000-sq. ft. facility with a 5-year lease ending September 2004. It will employ up to 65 people once fully operational and will manufacture pallets on high-speed automated manufacturing lines.

         Petersburg, Virginia - Repair Depot: Located at 1925 Puddledock Road, Petersburg, Virginia, this facility processes, repairs, and stores all types of pallets. It contains a 40,000-sq. ft. warehouse on eight acres of Company-owned, mortgage-free property. There are approximately 50 people employed at this facility, which contains "state of the art" automated sorting and repair equipment.

         New Castle, Pennsylvania - Repair Depot (The Nelson Company): Located at 1 Rockwell Place, New Castle, Pennsylvania with a month to month lease and employs 9 people. This facility is part of a larger complex with 30,000 square feet of manufacturing space.

         Rogersville, Alabama - Manufacturing Plant: Located at 120 Industrial Park Road, Rogersville, Alabama, this facility opened in September 1998 in a 25,500-sq. ft. facility on seven acres with a three-year lease terminating September 2001. It employs over 45 people manufacturing pallets on a high-speed automated manufacturing line.

         Corporate Offices: Corporate offices are located at the following addresses.

         2116 Sparrows Point Road, Baltimore, Maryland - Finance and Sales - One year renewable lease expiring June 2000

         2900 Highwoods Boulevard Suite 200, Raleigh, North Carolina - Finance, Information Technologies, Human Resources - Three year lease expiring September 2002.

         2001 Weston Parkway, Cary, North Carolina - Executive Offices and Sales
- Two year lease expiring October 2000.

         1 South Ocean Boulevard, Boca Raton, Florida - Corporate Headquarters - Three year lease expiring May 2000. This office is expected to be closed and moved to Raleigh in fiscal 2000.

Item 3.  Legal Proceedings
         -----------------

         In June 1999, Pallet Management was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility formerly leased to it in Jessup, Maryland. Management believes the claim is without merit and intends to vigorously contest the claim. The outcome of the action as well as the extent of the company's liability, if any, can not be determined at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On January 7, 1999, the Company held its annual meeting of shareholders. At the meeting (i) all five director nominees were elected, (ii) the Company's 1998 Omnibus Stock Option Plan was approved and ratified, and (ii) the appointment of Kaufman, Rossin & Co. as the independent auditors was ratified.

(i) The following directors were elected for a one-year term by the votes indicated:

------------------------------------------- ------------------- ------------------------ ------------------------
Name                                        Votes For           Votes Against            Abstain
------------------------------------------- ------------------- ------------------------ ------------------------
John C. Lucy, III                           3,154,420           1,100                    16,685
------------------------------------------- ------------------- ------------------------ ------------------------
Zachary M. Richardson                       3,154,420           1,100                    16,685
------------------------------------------- ------------------- ------------------------ ------------------------
John C. Lucy, Jr.                           3,154,420           1,100                    16,685
------------------------------------------- ------------------- ------------------------ ------------------------
Donald Radcliffe                            3,154,420           1,100                    16,685
------------------------------------------- ------------------- ------------------------ ------------------------
David W. Sass                               3,154,420           1,100                    16,685
------------------------------------------- ------------------- ------------------------ ------------------------

(ii) Pallet Management's Omnibus Stock Option Plan was approved and ratified by a vote of 1,242,785 for, 89,765 against and 16,135 abstaining.

(iii) The appointment of Kaufman, Rossin & Co. was ratified by a vote of 3,136,395 for, 27,000 against and 8,810 abstaining.

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         Pallet Management's Common Stock is quoted on the OTC Bulletin Board under the symbol PALT. The following table sets forth the average of the high and low bid prices of the Pallet Management's Common Stock as reported on the OTC Bulletin Board for each quarter from July 1, 1997 through June 26, 1999. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                               High Bid                   Low Bid
                                                                         ----------------------     ---------------------
FISCAL 1998
-----------
July 1, 1997 through September 26, 1997                                            5 1/2                     1
September 27, 1997 through December 27, 1997                                       9                         2 1/4
December 28, 1997 through March 28, 1998                                          12 1/2                     8
March 29, 1998, 1998 through June 26, 1998                                        12 7/8                    10 1/2

FISCAL 1999
-----------
June 28, 1998 through September 26, 1998                                          14 1/8                     3 1/2
September 27, 1998 through December 26, 1998                                      10 1/8                     5
December 27, 1998 through March 27 , 1999                                         11 1/4                     6 5/8
March 28, 1999 through June 26, 1999                                              10 15/16                   5 1/4

         On August 8, 1999, the closing bid price for the Common Stock as reported on the OTC Bulletin Board was $5 1/8. As of August 30, 1999, there were 924 holders of record of the Pallet Management's Common Stock. Pallet Management has not declared or paid any dividends on its Common Stock in the last two fiscal years. All stock data and per share amounts have been restated to give effect to the one-for-four reverse stock split in February 1998.

         The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.

Dividend Policy

         Pallet Management has not paid any cash dividends on its Common Stock since its inception. Pallet Management presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on Pallet Management's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

         None

Item 6.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

         The following discussion and analysis should be read in conjunction with Pallet Management's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in this report. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations

General

         Our company has grown to be one of the largest pallet companies in the more than $6 billion pallet industry, by providing value-added products and services to our customers. Our customer base has grown to over 200 Fortune 1000 companies, some of which we have been servicing since 1921. Our consolidated pro forma sales for fiscal year 1999, which include The Nelson Company, were nearly $50 million with ten facilities in nine states and one more to open in the first half of fiscal year 2000.

         The majority of our company's revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics has become more and more complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a huge service orientated market for our company.

         With this shift in focus toward services and cost efficiency, our company is providing "state of the art" logistical services known as Reverse Distribution. Reverse Distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

         This shift in focus toward supply chain cost efficiency by our customer base is by far the most dramatic shift in focus and provides the most opportunity for our company. Driven mainly by economics, reusable packaging in a Reverse Distribution system also has environmental marketing benefits.

          As this market of Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are huge; thus the demand is overwhelming. We are working diligently as an industry leader in this area, as the growth potential continues to unfold.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to be $7.7 billion by the year 2000. We are positioning Pallet Management to become a third party sub-specialist in reverse logistics of pallets and other packaging material. The third party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of out-sourcing their logistical demands.

         Our company has two lines of revenue, manufacturing and services;

         Manufacturing: We have two primary categories of manufacturing: CHEP grocery pallets and specifically engineered niche market pallets. We have multi-year contracts to manufacture of high quality grocery pallets for CHEP, the world's largest pallet rental pool. We have three manufacturing facilities, which currently exclusively produce CHEP pallets.

         Pallets that are uniquely engineered to transport a specific product are classified as niche market pallets. Besides CHEP, our company's customer base is primarily composed of customers who require niche pallets. These types of pallets are lower volume and higher margin than CHEP pallets.

         Services: We have three categories of services; retrieval, sortation, repair, warehousing and return, reverse distribution, and other products.

         Retrieval, sortation, repair, warehouse and return services enable our customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. A large portion of new pallets is currently discarded by pallet users after one use. Pallet Management initiates the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size, condition and potential customer. The pallets are sorted and repaired as needed, or placed in storage and made available for return to service ("depot services"). Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet return operations remains a labor-intensive process.

         Reverse Distribution Services can carry the retrieval, sort, repair, warehouse and return services one step further by contracting with a customer to track either their pallet flow or individual pallets themselves.

Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

Without the pallet, the supply chain would be severely hampered, though it is also the weak link in the supply chain. If a manufacturer or wholesaler can manage their pallet assets, distribution logistics become dramatically simplified and more cost effective. Unlike most companies that are entering the logistical distribution arena through the transportation industry, we are responding to customer demands for Reverse Distribution Logistics through the pallet industry. This approach will provide us a more cost-effective "seamless system" which provides increased benefits to the customer base and will give Pallet Management Systems an advantage over competition from current logistic companies.

Fiscal Year Ended June 26, 1999 Compared to Fiscal Year Ended June 27, 1998

         For the year ended June 26, 1999 net sales increased 66.9% to $38,744,129 from $23,214,020 for the prior year. This increase was due mainly to an increase in new pallet sales, which accounted for 77% of net revenues, as opposed to 71% of net revenues the previous year. The increase in new pallet sales resulted from a significant increase from one major customer, which accounted for approximately 75% and 56% of 1999 and 1998 net sales respectively.

         Cost of sales for 1999 was $35,012,585 or 90.3% of net sales as compared to $20,818,052 or 89.7% of net sales for 1998. This increase reflects the higher expenses associated with the opening of a new facility in Illinois in the fourth quarter of 1999, which did not recognize significant sales until the end of the quarter and the loss of sales at the Lawrenceville facility as CHEP sales were shifted to other facilities and the Company was unable to reduce costs commensurate with the decrease in sales. Other costs remained consistent as lumber prices remained stable. The Company hopes to recognize efficiencies in fiscal 2000 with larger production runs. For the fourth quarter of fiscal 1999, cost of sales were equal to 99% of revenues as the Company's Lawrenceville facility incurred substantial costs with decreased volume and the new Illinois facility was in its start-up phase and incurred substantial up front costs.

         Selling, general and administrative expenses were $2,944,355 (7.6% of net sales) in 1999, as compared to $1,869,470 or 8.1% of net sales in 1998. This dollar increase reflected the decision to strengthen its middle and upper management in anticipation of future growth. Operations, finance and human resources all increased staffing during the year at the senior level. Additionally, information systems received substantial support during the year with the acquisition of equipment and the recruitment of new staff. This was done both to support current needs, and to prepare for the introduction of new products in logistics. The Company also incurred an increase in professional fees related to CHEP contracts, facility leases and increased accounting needs.

         Net interest expense decreased to $299,019 in 1999 from $385,782 in 1998, although the Company reported a loss of $1,016,740 for the last quarter of 1999. This decrease resulted from an increase in capital brought about by the exercise of warrants in early fiscal 1999 and the lower interest rate on the new borrowing facility entered into in the fourth quarter.

         Net income for 1999 was $537,529 compared to $191,627 in 1998. The Company credits its continuing turnaround to its ongoing focus on higher sales volume and its adherence to a long-term marketing plan of niche markets in the face of severe competition. In addition, the stabilized cost of raw materials in the hardwood markets allowed more effective purchasing controls. The Company continues to focus on cost control in normal pallet manufacturing while investing in the service and system side of the business to ensure long term viability. Future profitability will be directly related to the Company's ability to sell higher than average quality pallets and link this with reverse distribution.

Liquidity and Capital Resources

         The Company had $262,117 of cash on hand at June 26, 1999, compared to $401,166 at the beginning of fiscal year 1999. Net cash used in operating activities was $854,788 for the year, primarily for opening new facilities, installing manufacturing and computer equipment and funding accounts receivable and inventory increases. During fiscal year 1999, the Company purchased approximately $1,852,000 of fixed assets including $191,000 pursuant to capital lease obligations, had a net increases in borrowing of $198,000 and received $2,304,000 from the exercise of warrants. The new equipment primarily related to opening new facilities in Alabama and Illinois. In the fourth quarter of fiscal 1999, the company secured a new $10,000,000 line of credit in a financing agreement with The National Bank of Canada. This new funding replaced the previous $3,900,000 from American Commercial Finance Corporation. The new credit facility has more favorable terms than the one with American Commercial Finance Corporation with additional availability for accounts receivable, inventory and machinery and equipment. The new facility bears interest at a rate of prime for the revolver and prime plus one quarter for the term loans. At August 31, 1999, the Company had approximately $100,000 of availability under the line of credit. The Company is in the process of amending the facility to include The Nelson Company, which should give additional borrowing availability. This amount may not be sufficient to meet the Company's needs over the next few months as the Company expects to have a substantial increase in revenues until the end of calendar 1999. The Company's real estate is unencumbered, which may give it the ability to borrow against it.

         Pallet Management intends to pursue expansion and acquisition plans, which may include the opening of additional facilities as well as the acquisition of additional facilities or companies. The success and timing of any such plans and required capital expenditures cannot be reasonably estimated at this time and the Company has no current arrangements with respect to any such acquisition or expansion. Funding for these plans and for ongoing operations could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. Pallet Management can not make any assurances that such funding would become available for such plans.

         Pallet Management is in the process of achieving ISO 9002 registration. Once completed, this program will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. Pallet Management views this program as a vehicle to strengthen its ongoing quality program.

Year 2000
---------

         Pallet Management uses software and related technologies throughout its businesses that may be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000 approaches.

         Assessment. Pallet Management has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT (Information Technologies) systems, including accounting, data processing, telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology and complicate the Company's Year 2000 identification, assessment, recycling, and testing efforts.

         Internal Systems. Based upon its identification and assessment efforts to date, the Company believes that substantially all of its computer equipment and software are Year 2000 compliant. Pallet Management has recently upgraded its computer systems and believes that it has minimized the detrimental effects of any Year 2000 problem. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the fourth quarter 1998, are expected to be completed by second quarter fiscal year 2000, and that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

         Pallet Management believes that substantially all of its manufacturing equipment is not affected by Year 2000 issues.

         Suppliers. Pallet Management has mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities is Year 2000 compliant. As of August 1999 the Company had received responses from approximately 25% of these third parties, and all of them that have responded have provided written assurance that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be conducted in September 1999.

         Costs. Pallet Management believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $100,000 and will be funded from current existing financial resources. As of August 31, 1999, the Company had incurred costs of approximately $35,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers.

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

         Contingency Plan. Pallet Management has not yet completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Pallet Management has no contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Pallet Management currently plans to complete such analysis and contingency planning by September 30, 1999. Virginia Power, which supplies two of the Company's facilities, has told the Company that they cannot assure compliance and that potential power disruptions are possible. Pallet Management believes that there is no viable alternative for the expected temporary power disruption. Pallet Management has also switched nail suppliers to those that are Year 2000 compliant to minimize the disruption of supplies.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Pallet Management cannot assure that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and other similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the variety of different products and services and combinations thereof sold by the Company may lead to claims relating to Year 2000 compliance whose impact on the Company is not currently estimable.

         Factors That May Affect Future Results
         --------------------------------------

         You should carefully consider the following risks in evaluating Pallet Management. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this Report, including our financial statements and the related notes.

Pallet Management cautions readers that certain important factors may affect Pallet Management's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of Pallet Management. For this purpose, any statements contained in this report that are not statements of historical fact should be considered to be forward-looking statements. Words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negatives of those words, or other comparable terminology, are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements as to the intent, belief or expectations of Pallet Management and its management.

Limited History of Profitable Operations

         We reported net income of $537,529 for the fiscal year ended June 26, 1999, $191,627 for the fiscal year ended June 27, 1998 and a net loss of $882,977 for the fiscal year ended June 30, 1997. We reported a net loss of approximately $995,000 for the last quarter of fiscal 1999 and expect to report a loss for the first quarter of fiscal 2000 due to operational problems at two facilities and theft at one of these facilities. We cannot be certain that we can sustain growth, that we will again become profitable or that we will maintain sufficient revenues for profitability. We cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Dependence on Key Customer

         We are currently dependent on CHEP for a material portion of our business. During the fiscal year ended June 26, 1999, approximately 75% of our revenues and a significant percentage of our growth was attributable to CHEP. We expect that the revenues from CHEP may account for up to 80% of our revenues for the next year until we grow our reverse distribution business. In addition, CHEP is the predominant customer of certain of our facilities. If CHEP were to materially decrease its purchase of pallets and services from us for any reason, our financial condition and results of operations will be materially adversely affected. We have entered into a separate agreement with CHEP for each facility that performs CHEP repair or depot services. These agreements do not contain fixed volume requirements and have various terms of up to three years. We cannot assure you that CHEP will not terminate or fail to renew such agreements in the future.

Supply and Demand for Lumber

         Pallet prices are closely related to the market price of lumber, the principal raw material used in the manufacture and repair of wooden pallets. If lumber prices increase sharply, we may not be able to pass this increase on to our customers. We have attempted to index the sale prices of our pallets based on our lumber costs, although we have not always been able to do so.

         The price of lumber has been volatile in recent years due to factors beyond our control, including

o        weather,
o        governmental regulation of logging on public lands,
o        lumber agreements between Canada and the U.S.,
o competition from other industries that use similar grades and types of lumber and
o        other natural events.

         We typically buy our lumber in the open market, although in fiscal 1999 approximately 47% was purchased from three suppliers. We purchased approximately 8% of our lumber from a related company, which we believe lessens our supply risk. However, we may be unable to purchase adequate lumber supplies to meet our needs. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

Competition from Other Companies

         There are over 3,600 companies that manufacture pallets or provide pallet recycling services. Many of these are small companies that concentrate on the grocery and retail businesses in which we do not generally compete, although they may at any time attempt to compete directly with us. We generally concentrate in specialty markets and other services in which there are not as many competitors. CHEP's pallet rental system competes with new pallet sales to the grocery and wholesale distribution industries, and may expand into other industries in the future.

         Pallet manufacturing and recycling operations are not highly capital intensive, and the barriers to entry in these businesses are minimal. Smaller competitors may have lower overhead costs and consequently, may be able to manufacture or recycle pallets at lower costs than us. Other companies with significantly greater capital and other resources than us (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, which could change the competitive dynamics of the industry. We have in the past and will continue to compete with lumber mills for sales of new pallets. While industry sources estimate that non-wooden pallets currently account for less than 10% of the pallet market, we may face increasing competition from pallets fabricated from non-wooden components in the future.

Other Debt May Increase in the Future

         We currently have a $10 million borrowing facility with the National Bank of Canada, of which approximately $5 million is outstanding. We use the facility to finance receivables and inventory as well as for various other corporate purposes, including acquisitions and the purchase of new equipment. Thus, our debt and interest expense may be substantially higher in the future, which could limit our flexibility . In addition, this bank has a lien on substantially all of our assets other than real estate.

         Potential Risks Related to Acquisitions

         One of our growth strategies is to acquire additional pallet manufacturing and recycling companies to increase our revenues and markets. In the first quarter of fiscal 2000, we completed the acquisition of The Nelson Company. Acquisitions may involve a number of risks, including

o        adverse short-term effects on our operating results;
o difficulties in successfully integrating and managing additional businesses;
o        diversion of management's attention;
o        dependence on retention, hiring and training of key personnel;
o        loss of existing or anticipated customers of the acquired companies;
o        unanticipated problems or legal liabilities; and
o        amortization of acquired intangible assets.

         Some or all of these risks could have a material adverse effect on our financial condition or results of operations. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may increase and the number of attractive acquisition candidates may decrease. We cannot assure you that we will be able to acquire additional businesses or to successfully integrate and manage such additional businesses.

Potential Problems in Financing Acquisitions

         We intend to use Common Stock for a portion of the consideration for acquisitions. If the Common Stock does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, we may be required to use more cash or bank financing, if available, in order to complete acquisitions. If we do not have sufficient cash resources or borrowing availability, our growth could be limited unless we are able to obtain additional capital through future debt or equity financing. We do not currently have sufficient availability under our current facility to finance any additional acquisitions. Using cash to complete acquisitions and finance internal growth could substantially limit our financial flexibility. Using debt could result in financial covenants that limit our operations and financial flexibility. We may be unable to obtain financing if and when we need it on acceptable terms. As a result, we may be unable to pursue our acquisition strategy successfully.

Transactions With Affiliates

         For fiscal 1999, we purchased approximately $2,895,000 or 9% of our lumber supply from Clary Lumber Corp. which is owned by the family of John C. Lucy, Jr., a director and principal shareholder of Pallet Management. We expect to purchase less than 10% of our lumber from Clary for the foreseeable future. John C. Lucy, III, Mr. Lucy's son, is our Chairman of the Board and Chief Executive Officer and a minority shareholder of Clary.

Volatility of Stock Price

         The trading price of our Common Stock has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors, including:

o        current and anticipated results of operations;
o        changes in our business, operations or financial results;
o        general market and economic conditions;
o        competition;
o        the number of shares outstanding;
o        the number of market makers in our stock;
o        lumber prices; and
o        other factors.

We Have Applied to List Our Common Stock on the Nasdaq Stock Market

         We have applied to list our Common Stock on the Nasdaq Market. Our application was initially denied and we are involved in the appeal process. We cannot assure you that our application will be approved. In the mean time, our Common Stock will continue to trade on the OTC Bulletin Board. Securities traded on the OTC Bulletin Board generally have less liquidity than those traded on the American Stock Exchange or the Nasdaq Stock Market. Even if our Common Stock trades on the Nasdaq Stock Market or the American Stock Exchange, we cannot assure you that there will be an active market in our Common Stock.

Difficulties in Managing Rapid Growth

         In the last year we have experienced rapid growth which has placed a significant strain on our personnel, our financial importing system and other resources. We may be unable to

o        successfully implement our business strategy;
o        generate sufficient cash flow from operations;
o        manage our costs,
o obtain adequate financing on acceptable terms to fund continuing growth; or
o        successfully manage continued growth.

The failure to manage growth effectively may have a material adverse effect on our business, financial condition and results of operations.

We Need to Attract and Retain Key Personnel

         We are materially dependent upon:

o        John C. Lucy, III, Chairman and Chief Executive Officer,
o        Zachary M. Richardson, President and Chief Operating Officer
o        Arthur P. Caltrider, Senior Vice President; and
o        David Shumate, Executive Vice President.

We have five-year employment agreements with Messrs. Lucy and Richardson that expire in 2003 and with Mr. Caltrider that expires in 2003. Mr. Shumate's agreement is not for a fixed term. We would be adversely affected by the loss of the services of any of these officers.

We Do Not Anticipate Paying Dividends

         We have never paid any cash dividends on our Common Stock and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements and other factors to be determined by our Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth. See "Dividend Policy."

Sales by Existing Stockholders Could Depress the Market Price of Our Common
Stock

         If our stockholders sell substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options), the market price of our Common Stock could fall. We have outstanding 4,062,612 shares of Common Stock, of which 3,246,365 shares are freely tradable in the public market, and of which 816,247 shares are "restricted securities" under the Rule
144. Most of these restricted shares are owned by our offices and directors may be sold in limited amounts under Rule 144. Our officers, directors and employees own options to purchase up to 1,694,392 additional shares of Common Stock. The exercise prices for some of these options are substantially below the current market price.

         Restricted securities may only be sold pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 under the Securities Act or other exemption from registration. Rule 144 provides that a person holding restricted securities for a period of one year may sell such securities during any three-month period, subject to certain exceptions, in limited amounts. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not our affiliate and who has held the shares for a two year holding period. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of the Common Stock prevailing from time to time.

We May Issue Preferred Stock to Resist Takeovers

         Our Articles of Incorporation authorizes 7,500,000 shares of preferred stock, none of which are issued and outstanding. As provided in our Articles of Incorporation, preferred stock may be issued by resolutions of our Board of Directors from time to time without any action of the stockholders. These resolutions may authorize issuance of the preferred stock and set dividend and liquidation preferences, voting rights, conversion privileges, redemption terms and other privileges and rights. Accordingly, our Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the rights of the holders of our Common Stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Pallet Management.

Antitakeover Effects in Our Charter Documents and Under Florida Law

Certain provisions of our Articles and Bylaws may be deemed to have antitakeover effects and may delay, defer or prevent a hostile takeover, including prohibition of shareholder action by written consent and advance notice requirements for shareholder proposals and director nominations In addition, Florida has enacted legislation that may deter or hinder takeovers of Florida corporations. The Florida Control Share Act generally provides that shares acquired in excess of certain specified thresholds will not have any voting rights unless such voting rights are approved by a majority of the corporation's disinterested shareholders. The Florida Affiliated Transactions Act generally requires supermajority approval by disinterested shareholders of certain specified transactions between a public corporation and holders of more than 10% of the outstanding voting shares of the corporation (or their affiliates).


Item 7.  Financial Statements
         --------------------

The financial statements are attached at the end of this document following the signature page.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

On August 16, 1999, Pallet Management replaced Kaufman, Rossin & Co. as its principal independent auditor to be effective once the fiscal year 1999 audit included in this report was completed. During the period Kaufman, Rossin & Co. was engaged as the Registrant's principal accountant there were no disagreements with Kaufman, Rossin & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No accountant's report on the financial statements of the Registrant issued by Kaufman, Rossin & Co. contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Kaufman, Rossin & Co. furnish Pallet Management with a letter addressed to the Securities and Exchange Commission stating that Kaufman, Rossin & Co. agreed with the statements made by the Company in the Form 8-K

         Effective August 16, 1999, PricewaterhouseCoopers LLP was engaged by the Registrant to serve as the independent auditor of the Registrant's financial statements for fiscal 2000. PricewaterhouseCoopers LLP was also retained to audit The Nelson Company, which the Company recently acquired.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.


                     Name                               Age                              Position
------------------------------------------------      --------       -------------------------------------------------
John C. Lucy, III                                       40           Chairman of the Board and Chief Executive
                                                                     Officer

Zachary M. Richardson                                   44           President and Director

David Shumate                                           52           Executive Vice President and Secretary

Arthur P. Caltrider                                     64           Senior Vice President

Bruce Antenberg                                         60           Director

John C. Lucy, Jr.                                       64           Director

Donald Radcliffe                                        54           Director

David Sass                                              63           Director

         John C. Lucy, III joined Abell on a full-time basis in 1980 after graduating from Virginia Tech with BS in business. Mr. Lucy has served as Chairman and CEO of the Pallet Management since 1995. In addition to being Chairman and CEO, he is President of Clary, a hardwood lumber sawmill located in Gaston, North Carolina, and is Vice-President of Blacksburg Enterprises, Inc., which operates Baskin-Robbins and Sub-Station II franchises in Blacksburg, Virginia. Mr. Lucy has completed a two year term as Chair of the National Wooden Pallet and Container Association ("NWPCA") Military Packing Task Force and three years as Chair of its Research Steering Committee. He was elected Chairman and CEO of the Company on June 30, 1995. See "Certain Transactions."

         Zachary M. Richardson has been President of the Company since 1994, when Pallet Recycling Technologies, Inc. (PRTI) acquired the company in a reverse acquisition. Mr. Richardson was president and founder of PRTI and has been involved in the pallet industry since 1991 with over 23 years of management and sales experience. After graduating from Franklin and Marshall College in 1977, he was commissioned in the United States Navy and designated a Naval Aviator. On active duty for eight years he maintained his reserve status in the Navy until his retirement from the reserves in 1997. Mr. Richardson is an active member of the NWPCA and serves on the association's Recyclers Council Executive Committee, which deals with national issues, related to pallet recycling.

         David Shumate has been Executive Vice President for operations, sales and marketing, customer service and information technology since February 1999. Prior to joining Pallet Management Systems Inc. Mr. Shumate was Senior Vice President for Distributor Sales and Customer Service at CHEP. Mr. Shumate has had extensive experience in general management with such companies as Chemlawn, the national lawn care service company where he was General Manager for North

America; Group Vice President and General Manager for Purolator Courier and as President and COO for Chemserve Environmental Company. Mr. Shumate has also served on active duty for 10 years with the US Army and 17 years in the reserves. He retired in 1995 after 27 years of service as a Lieutenant Colonel. Mr. Shumate is a graduate of the University of Vermont.

         Arthur P. Caltrider joined the Company in June 1999 when The Nelson Company was acquired. He resigned as director on October 1, 1999 and will rejoin the board upon the completion of the Nelson acquisition. He joined The Nelson Company in 1958 and has his BS in Business from Johns Hopkins University. He became president of the Nelson Company in 1969 and led a management buy-out from Allegheny International in 1980. In 1997 he became sole owner. He has been a leader in the pallet industry as President of the National Wooden Box Association (1976 - 1978) and as Senior Vice President and on the Board of Directors of the National Wooden Pallet and Container Association (1985 - 1987).

         Bruce Antenberg was appointed to the board in June 1999. From 1986 to 1997 he was senior vice president finance & treasurer of Great Western Financial Corporation, a $45 Billion national Savings & Loan. He managed a 40 plus person department with the following major responsibilities: asset liability management, cash management, treasury accounting, wire transfer department, $ 2 billion investment portfolio, raised all the capital & and debt for Great Western ($45+ billion in assets) and Aristar ($2 billion in assets), insurance risk management, management of a $220 billion pension plan through J.P. Morgan, and managed all the investment banking relationships and bank relationships. Prior to this position, he was senior vice president finance & treasurer of Aristar, Inc., a $1 billion corporation. His prior work history also includes Tax Manager for Kentucky Fried Chicken, Tax Manager for Marriott Corp., and Internal Revenue Agent for the Internal Revenue Service. He graduated from Ohio University in 1960 with a B.S. in Commerce.

         John C. Lucy, Jr. founded Abell in 1966 after having worked in a family lumber and pallet manufacturing business for approximately ten years. In 1969, he acquired Clary to supply lumber to Abell, and remains its chairman. In 1976, he acquired Shelbyville Enterprises, which operated a motel/restaurant in Shelbyville, Tennessee and was sold in 1996. In 1980 he formed Blacksburg Enterprises to operate food service operations in Blacksburg, Virginia.

         Donald Radcliffe has been a director of the Company since 1985. Since 1984, Mr. Radcliffe has served as the Chief Operating Officer, Executive Vice President and Director of WorldWide Business Centers, a company, which provides businesses with office space and facilities. From 1970 through 1984, Mr. Radcliffe was a partner in the accounting firm of Main Hurdman. In addition, Mr. Radcliffe has served as President and Director of Radcliffe Enterprises, Inc., a financial consulting company, since 1982. He is also a director of SVI Systems, Inc., an American Stock Exchange Company, and Complete Wellness Centers, Inc., a Nasdaq company. Mr. Radcliffe is a certified public accountant in the State of New York.

         David W. Sass was appointed a director in July 1998. Mr. Sass has, for the past 38 years, been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP. Mr. Sass is a director of BarPoint.com, Inc., a company that will operate a patent pending search engine and software technology that allows consumers to use the standard UPC barcode to search for products specific information on the internet; a director of Genisys Reservation Systems, Inc., a company engaged in the internet business travel; an officer of Westbury Metals Group, Inc., a company engaged in the refining of precious metals; an officer of Pioneer Commercial Funding Corp., a company engaged as a mortgage warehouse lender providing short term financing to mortgage bankers and a member and Vice Chairman of the Board of Trustees of Ithaca College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, which were not timely filed during fiscal 1999.

Item 10.  Executive Compensation
          ----------------------

         The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                                       Long Term
     Name and                                     Annual Compensation                                 Compensation
     Principal Position           Year               Salary($)(1)(2)      Bonus        Other(3)          Options
     --------------------------   ----            -------------------    -------      ----------     --------------
     Zachary M. Richardson,       1999                     119.000         0           13,200            79,890
     President, and Director      1998                      58,104         0              0              69,000
                                  1997                      57,480         0              0

     John C. Lucy, III            1999                     119,000         0           25,200            79,890
     Chairman of the Board and    1998                      58,546         0              0              69,000
     Chief Executive Officer      1997                      56,883         0              0

--------------
(1)      Includes medical insurance reimbursements.
(2) Messrs. Lucy and Richardson annual salaries were reduced from $95,000 to $52,000 in June 1996. In July 1998, their salaries were restored to their $95,000 contracted amount. This was not made retroactive. In November, they entered into new employment agreement with a base salary of $156,000.
(3)      Includes car allowances and other miscellaneous benefits.

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1995 to each of the Named Executive Officers:

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                          ---------------------------------


                                   Number of Shares        % of Total Options      Exercise or
                                  Underlying Options      Granted to Employees      Base Price       Expiration
Name                                Granted(#)(1)            in Fiscal Year          ($/Share)           Date
----                                -------------         --------------------      ---------        ----------
John C. Lucy, III                       79,890                    26%                  5.00            8/26/08
Zachary M. Richardson                   79,890                    26%                  5.00            8/26/08

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                         Number Of               Value Of
                                                                   Securities Underlying       Unexercised
                                       Shares                           Unexercised            In-The-Money
                                      Acquired                            Options                Options
                                         On             Value          At FY-End (#)            At FY-End ($)
                                      Exercise        Realized          Exercisable/           Exercisable/
              Name                      (#)             ($)            Unexercisable           Unexercisable
              ----                      ---             ---            -------------           -------------
John C. Lucy, III                        -                -            421,790/91,400      $1,441,275/$52,350

Zachary M. Richardson                    -                -            421,790/91,400      $1,441,275/$52,350


Employment Agreements

         Effective November 1, 1998 the Company entered into new identical employment agreements with John C. Lucy, III and Zachary M. Richardson. Pursuant to the terms of these five-year agreements, each executive is entitled to receive (i) annual base compensation of $156,000, which increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 100% of base salary based on the increase in pretax earnings per share over the prior year. The agreement also provides for annual grants of stock options commencing in fiscal 2000 equal to 1% of the then outstanding number of shares at the then fair market value and the granting of 150,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Agreements.

         During the term of the Agreements should there be a Change of Control of the Company, as that term is defined in the Agreements, the Company at its sole option may terminate the Agreements upon 30 days prior written notice and thereafter will be obligated to pay the executive the balance of the compensation payable under the Agreement had it not been terminated prior to its expiration, together with an additional sum equal to 299% of Executive's annual base compensation. The Agreement also contains noncompetition and confidentiality provisions.

         In January 1999, the Company entered into an Understanding of Compensation with David Shumate. Pursuant to this arrangement, Mr. Shumate is paid at a weekly rate of $3,000 and is entitled to a bonus based on the Company's pretax earnings. Mr. Shumate was also granted options to purchase 20,000 shares of Common Stock and 25,000 stock appreciation rights that vest only upon a "Change of Control." Mr. Shumate's employment may be terminated by the Company at any time with or without cause without any payment by the Company.

         No compensation was paid to any director for his services during fiscal 1998 or prior years. In July 1998 the board of directors authorized compensation of $1,000 per Director for each board meeting and $500 for special conference telephone meetings. Pallet Management also reimburses directors for travel expenses for attendance at each meeting of the Board. Starting in fiscal year 2000, directors are paid a monthly retainer of $500, a payment of $1,000 per board meeting and $500 per teleconference meeting. All directors are granted 5,000 three-year options on the first day of each fiscal year at 10% above the then market value. These options vest in one year.

Stock Option Plans

         Pallet Management has adopted two combined stock option and appreciation rights plans to attract and to induce officers, directors and key employees of the Company to remain with the Company. The plan will provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for nonstatutory options. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. The 1997 Omnibus Stock Option Plan (the "1997 Plan") was approved in August, 1997. Pallet Management's 1998 Omnibus Stock Option Plan (the "1998 Plan") became effective on September 1, 1998. An aggregate of 250,000 shares is reserved for issuance under the 1997 Plan and 1,000,000 shares are reserved for issuance under the 1998 Plan, subject to approval by the shareholders of an increase from 500,000 to 1,000,000 shares.

         As of August 25, 1999, an aggregate of 224,406 options were outstanding under the 1997 Plan with exercise prices of $2.00 and $2.50 and an aggregate of 322,780 options were outstanding under the 1998 Plan with exercise prices of $5.00 to $8.00. These options vest immediately to over a five-year period and expire from two years to ten years.
297,780 of the options granted were granted to Mr. Lucy, III and Mr. Richardson.

         The Plans provide for a combined stock option and appreciation rights plan. The Plans provides for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify.

         Incentive Awards may be granted under the Plans in the form of Options, Stock Appreciation Rights, Restricted Stock, and Performance Awards.

         The Board may terminate the Plan or may amend the Plan in such respects, as it shall deem advisable. The Board may unilaterally amend the Plan and Incentive Awards as it deems appropriate o ensure compliance with Rule 16b-3 and to cause Incentive Awards to meet the requirements of the Code, including Code section 422, and regulations thereunder.

         No more than 50,000 shares may be allocated to Incentive Awards and no more than 300,000 shares may be allocated to Non-Incentive Awards granted to any one Employee during a single calendar year.

         All present and future employees of the Company or of any parent or subsidiary of the Company ("Employee") and any person retained to provide services to the Company (other than as an Employee, a member of the Board of Directors or a member of the board of directors of any subsidiary or parent of the Company), and who is selected by the committee to be eligible to receive Incentive Awards under the Plan ("Selected Advisors").

         All present and future Non-Employee Directors are eligible to receive Non-Statutory Options") under the Plan. Non-Employee Directors shall not be entitled to receive any other form of Incentive Award under the Plan.

         The exercise price of shares of Company Stock covered by an Incentive Stock Option cannot be less than 100% of the fair market value of such shares on the date of grant; provided that if an Incentive Stock Option is granted to an Employee who, at the time of the grant, is a 10% Shareholder, then the exercise price of the shares covered by the Incentive Stock Option will not less than 110% of the fair market value of such shares on the date of grant. The exercise price of Nonstatutory Stock Options will not less than 85 % of fair market value of such shares on the date of grant.

         Whenever the Committee deems it appropriate, Stock Appreciation Rights may be granted in connection with all or any part of an Option, either concurrently with the grant of the Option or, if the Option is a Nonstatutory Stock Option, by an amendment to the Option at any time thereafter during the term of the Option. Stock Appreciation Rights may be exercised in whole or in part at such times and under such conditions as may be specified by the Committee in the participant's stock option agreement.

Accelerated Options

         In August 1997, 1,000,000 options were granted to Messrs. Lucy and Richardson that vested over four years commencing in August 1999. Messrs. Lucy and Richardson immediately allocated approximately one-third of these options to other members of the Company's management. The options provided that vesting would accelerate if the Company achieved specified income before taxes, depreciation, amortization and certain other charges ("Adjusted Income") at different measurement dates. The milestones were determined based on management's internal projections through fiscal 1999. All three milestones were met and the options vested according to the accelerated schedule.

The following table summarizes the terms of these options.


                Name                    Exercise Price          Vested
                ----                    --------------          ------

John C. Lucy, III                            $1.50             136,400
                                             $1.75             108,400
                                             $2.25             119,500

Zachary M. Richardson                        $1.50             136,400
                                             $1.75             108,400
                                             $2.25             119,500

Other Employees                              $1.50             127,200
                                             $1.75              83,200
                                             $2.25              61,000
                                                            ----------
                                                             1,000,000
                                                            ==========

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table sets forth, as of the close of business on September 15, 1999 (a) the name, address and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

                                                               Amount of
                       Name and                                Beneficial
                      Address of                              Ownership of
                  Beneficial Owner(1)                            Stock                  %
    ------------------------------------------------    -------------------------    -------
    John C. Lucy, III                                          669,631(2)            14.5

    Zachary M. Richardson                                      670,769(3)            14.5

    John C. Lucy, Jr.                                          783,802(4)            18.0

    Arthur P. Caltrider                                        145,000(5)            3.6

    Donald Radcliffe                                            25,250(6)            *

    David Sass                                                   5,250(7)            *

    Bruce Antenberg                                             34,000(9)            *

    All Officers and Directors                               2,237,450               40.6
    as a Group (six persons)

 *  Less than 1%
(1) The address of all persons listed above is Suite 305, One Ocean
    Boulevard, Boca Raton, Florida 33432.
(2) Includes 113,097 shares owned by Mr. Lucy and his children and options to acquire 556,534 shares.
(3) Includes 108,204 shares and options to acquire 562,566 shares.
(4) Includes 450,696 shares owned by Mr. Lucy, 50,000 shares owned by Clary and options to acquire 283,106 shares.
(5) Includes 135,000 shares of stock and 10,000 options to purchase stock.
(6) Includes 5,250 shares and options to acquire 20,000 shares.
(7) Includes options to acquire 5,250 shares.
(8) Includes 4,000 shares and options to purchase 30,000 shares

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Clary, which is owned by the family of John C. Lucy, Jr., a Director and principal shareholder of the Company, sold $2,359,000 of pallets and lumber and $2,895,000 of lumber to the Company during the fiscal years 1999 and 1998, respectively. Lumber purchases from Clary amounted to 8% and 22% of the Company's lumber purchases for fiscal years 1999 and 1998, respectively. Pallet Management believes that these transactions were made at or below market prices in the ordinary course of business. Clary had loaned the Company money for working capital during fiscal 1998, all of which has been repaid. Pallet Management paid Clary approximately $76,000 in salary and related tax reimbursement for compensation to John C. Lucy III, who performs services for both Clary and the Company.

Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                         Description
-----------                         -----------
2.1                 Stock Purchase Agreement among Pallet  Management,
                    The Nelson Company and Arthur P. Caltrider (1)

3.1                 Articles of Incorporation (2)

3.2                 Amendment to Articles of Incorporation filed  June 7, 1985. 21)

3.3                 Amendment to Articles of Incorporation filed July 10,1985. (2)

3.4                 Amendment to Articles of Incorporation filed October 12, 1994. (2)

3.5                 Amendment to Articles of Incorporation filed November 21, 1994. (2)

3.6                 Amendment to Articles of Incorporation filed February 3, 1998. (3)

3.7                 Amended and Restated By-Laws. (2)

4.1                 Specimen Certificate of Common Stock. (2)

10.1                1997 Omnibus Stock Plan (4)*

10.2                Employment Agreement between the Company and John C. Lucy, III (6)*

10.3                Employment Agreement between the Company and Zachary M. Richardson (6)*

10.4                Understanding of Compensation with David Shumate (6)*

10.5                1998 Omnibus Stock Plan (5)*

10.6                Employment Agreement between the Company and Arthur P. Caltrider (1)*

10.7                Loan Agreement among National Bank of Canada, the Company and its subsidiaries

21.1                Subsidiaries (2)

27.1                Financial Data Schedule

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 18,1999.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (file number 46245)
(4) Incorporated by referenced to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998
(5) Incorporated by reference to the Registrant's Proxy Statement filed November 30, 1998
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 26, 1998

*Management compensation plan or arrangement

(b) Pallet Management did not file any Reports on Form 8-K during the fourth quarter of the year ended June 26, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PALLET MANAGEMENT SYSTEMS, INC.

Date: October 6, 1999                   By:    /s/ Zachary M. Richardson
                                               -------------------------
                                               Zachary M Richardson, President



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                Title                              Date
         ---------                                -----                              ----
         /s/ John C. Lucy, III            Chairman of the Board               October 6, 1999
         -----------------------          and Chief Executive Officer
         John C. Lucy, III

         /s/ Zachary M.Richardson         President and Director              October 6, 1999
         -----------------------          (Principal Financial
         Zachary M. Richardson            and Accounting Officer)


         /s Bruce Antenberg               Director                            October 6, 1999
         -----------------------
         Bruce Antenberg

         /s/ Donald Radcliffe             Director                            October 6, 1999
         -----------------------
         Donald Radcliffe

         /s/ David W. Sass                Director                            October 6,, 1999
         ------------------
         David W. Sass


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 26, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years (52 weeks) ended June 26, 1999 and June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 26, 1999, and the results of their operations and their cash flows for the years (52 weeks) ended June 26, 1999 and June 27, 1998, in conformity with generally accepted accounting principles.






KAUFMAN, ROSSIN & CO.


Miami, Florida
August 6, 1999 (Except for note Q, as to which date is October 1, 1999)

                Pallet Management Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  June 26, 1999

                                     ASSETS

CURRENT ASSETS
     Cash                                                                                               $       262,117
     Accounts receivable, net of allowance for doubtful accounts of $5,000                                    2,652,599
     Inventories                                                                                              1,866,495
     Prepaid expenses                                                                                           156,421
                                                                                                        ---------------
         Total current assets                                                                                 4,937,632

Property, plant and equipment - net                                                                           4,259,038

Other assets                                                                                                  1,008,336
                                                                                                        ---------------

         Total assets                                                                                   $    10,205,006
                                                                                                        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                               $       252,295
     Current portion of capital lease obligations                                                                52,046
     Accounts payable                                                                                         1,123,515
     Accrued liabilities                                                                                        513,655
                                                                                                        ---------------
         Total current liabilities                                                                            1,941,511
                                                                                                        ---------------
LONG-TERM LIABILITIES
     Long-term debt                                                                                           2,931,665
     Capital lease obligations                                                                                  187,913
                                                                                                        ---------------
         Total long-term liabilities                                                                          3,119,578
                                                                                                        ---------------

         Total liabilities                                                                                    5,061,089
                                                                                                        ---------------

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                                                     -
     Common stock, authorized 100,000,000 shares at $.001 par
         value; issued and outstanding 3,917,612 shares                                                           3,918
     Additional paid-in capital                                                                               6,958,704
     Accumulated deficit                                                                                     (1,829,189)
     Accumulated other comprehensive income                                                                      10,484
                                                                                                        ---------------
         Total stockholders' equity                                                                           5,143,917
                                                                                                        ---------------

         Total liabilities and stockholders' equity                                                     $    10,205,006
                                                                                                        ===============

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

             Years (52 weeks) Ended June 26, 1999 and June 27, 1998

                                                                                 1999                          1998
                                                                          -----------------             ---------------
Net sales                                                                  $   38,744,129                $  23,214,020

Cost of goods sold                                                             35,012,585                   20,818,052
                                                                           --------------                -------------

Gross profit                                                                    3,731,544                    2,395,968

Selling, general and administrative expenses                                    2,944,355                    1,869,470
                                                                           --------------                -------------

Operating income                                                                  787,189                      526,498
                                                                           --------------                -------------

Other income (expense)
     Other income                                                                  64,521                       11,404
     Other expense                                                               (335,562)                    (385,782)
                                                                           ---------------               --------------

Other income (expense)                                                           (271,041)                    (374,378)
                                                                           ---------------               --------------

Income before income taxes                                                        516,148                      152,120

Income tax benefit                                                                 21,381                       39,507
                                                                           --------------                -------------

Net income                                                                 $      537,529                $     191,627
                                                                           ==============                =============

Earnings per common and common equivalent share:

     Basic                                                                 $          .15                $         .12
                                                                           ==============                =============
     Diluted                                                               $          .11                $         .05
                                                                           ==============                =============

Shares used in computing earnings per common and common equivalent share:

     Basic                                                                      3,582,195                    1,646,791
                                                                           ==============                =============
     Diluted                                                                    4,788,764                    4,070,901
                                                                           ==============                =============

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             Years (52 weeks) Ended June 26, 1999 and June 27, 1998




                                                                                         Retained         Accumulated
                                           Common Stock               Additional         Earnings            Other
                                    -------------------------------     Paid-In        (Accumulated      Comprehensive
                                     Shares            Amount           Capital          Deficit)          Income (1)      Total
                                    ------------- ----------------- ---------------- ----------------- ---------------- ------------
Balance at June 30, 1997             1,212,534    $        1,213     $  2,825,005      ($2,558,345)    $          -    $    267,873

Issuance of common stock and           500,000               500          832,500                -                -         833,000
   warrants

Common stock and warrants issue              -                 -          (96,694)               -                -         (96,694)
   costs

Exercise of options and warrants       629,500               629          965,529                -                -         966,158

Unrealized gain on                           -                 -                -                -           13,477          13,477
   available-for-sale investments

Net income                                   -                 -                -          191,627                -         191,627
                                    ------------------------------------------------------------------------------------------------

Balance at June 27, 1998             2,342,034             2,342        4,526,340       (2,366,718)          13,477       2,175,441

Exercise of options and warrants     1,575,578             1,576        2,302,364                -                -       2,303,940

Options issued for services                  -                 -          130,000                -                -         130,000

Unrealized loss on                           -                 -                -                -           (2,993)         (2,993)
   available-for-sale investments

Net income                                   -                 -                -          537,529                -         537,529
                                    ------------------------------------------------------------------------------------------------

Balance at June 26, 1999             3,917,612    $        3,918     $  6,958,704      ($1,829,189)    $     10,484    $  5,143,917

                                    ------------------------------------------------------------------------------------------------


         (1) Consisting of unrealized gains on available-for-sale securities.


        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             Years (52 weeks) Ended June 26, 1999 and June 27, 1998

                                                                                      1999                       1998
                                                                                 ----------------           ---------------
Cash flows from operating activities:
     Net income                                                                  $     537,529              $    191,627
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                                 524,371                   413,287
         Issuance of stock options for services                                        130,000                         -
         Gain on sale of property, plant and equipment                                 (29,826)                        -
         Bad debt expense                                                                6,857                     9,565
         (Increase) decrease in operating assets:
              Accounts receivable                                                     (967,629)                   23,765
              Inventories                                                             (691,149)                 (272,950)
              Prepaid expenses                                                            (690)                  (57,652)
              Income tax receivable                                                          -                         -
              Other assets                                                            (969,757)                   11,371
         Increase (decrease) in operating liabilities:
              Accounts payable                                                         529,991                  (621,554)
              Accrued liabilities                                                      106,896                  (177,206)
              Deferred income taxes                                                    (31,381)                  (39,507)
                                                                                 --------------             -------------

                  Net cash used in operating activities                               (854,788)                 (519,254)
                                                                                 --------------             -------------

Cash flows from investing activities:
     Purchase of fixed assets                                                       (1,661,323)                 (506,357)
     Proceeds from sale of property, plant and equipment                                65,712                         -
                                                                                 -------------              ------------

                  Net cash used in investing activities                             (1,595,611)                 (506,357)
                                                                                 --------------             -------------

Cash flows from financing activities:
     Repayments under line of credit, net                                             (171,998)                 (165,480)
     Proceeds from lenders                                                           1,433,193                   900,000
     Repayments to lenders                                                          (1,253,785)               (1,247,654)
     Issuance of stock and warrants                                                          -                   736,306
     Exercise of options and warrants                                                2,303,940                   966,158
                                                                                 -------------              ------------

                  Net cash provided by financing activities                          2,311,350                 1,189,330
                                                                                 -------------              ------------

Increase (decrease) in cash                                                           (139,049)                  163,719

Cash at beginning of period                                                            401,166                   237,447
                                                                                 -------------              ------------

Cash at end of period                                                            $     262,117              $    401,166
                                                                                 =============              ============

Supplemental disclosure of cash flow information: Cash paid during the period for:
     Interest                                                                    $     315,803              $    393,604
                                                                                 =============              ============
     Income taxes                                                                $           -              $          -
                                                                                 =============              ============

Schedule of non-cash investing and financing activities:

     Capital lease obligations of $191,024 and $92,995 were incurred during the years ended June 26, 1999 and June 27, 1998, respectively.



        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Nature of Operations

    Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Florida, Virginia, Alabama, Illinois and Indiana. The Company's revenues are derived primarily from the sale of new and used pallets.

    2.  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Pallet Recycling Technology, Inc. ("PRTI"), Abell Lumber, Inc. ("Abell"), Pallet Systems-Lakeland, FL, Inc., Pallet Management Systems of Alabama, Inc., Pallet Management Systems of Illinois, Inc. and Pallet Management Systems of Indiana, Inc. Intercompany balances and transactions are eliminated in consolidation.

    3.  Accounts Receivable

    Trade receivable accounts are principally comprised of amounts due from large distributors, national retail chains and major manufacturers. The Company evaluates each account receivable balance to establish an estimate for uncollectible accounts.

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

    5.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed by using the straight-line method over the expected useful lives of the related assets which are as follows:

                                                               Years
                                                               -----

              Machinery and equipment                         5 - 15
              Vehicles                                        5 - 10
              Buildings and improvements                      7 - 40
              Furniture and equipment                         5 - 10

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

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

    The Company has recorded a deferred tax asset of approximately $592,000 at June 26, 1999, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

    8.  Earnings Per Share

    Basic earnings per common and common equivalent share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per common and common equivalent share is computed using the weighted average number of shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase common stock of 1,206,569 and 2,424,110 for the years ended June 26, 1999 and June 27, 1998, respectively. In addition to the options discussed in Note M, the Company had approximately 143,000 warrants outstanding to purchase common stock at $2.00 per share. The warrants expire December 31, 2001.

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

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    13.  Impact of the "Year 2000" Computer Issue

    Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors, suppliers and customers who may not be able to continue business with the Company due to their own Year 2000 problems. Also, risks associated with some foreign third parties may be greater since there is general concern that some entities operating outside the United States are not addressing Year 2000 issues on a timely basis. There can be no assurance that any efforts made will fully mitigate the effect of Year 2000 issues.

    14.  Comprehensive Income

    Comprehensive income is not reported in the accompanying consolidated financial statements as it is not materially different from net income.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE B - INVENTORIES

    Inventories consisted of the following at June 26, 1999:

                  Raw materials                                $      999,993
                  Work in process                                     640,274
                  Finished goods                                      226,228
                                                              ---------------

                                                               $    1,866,495
                                                              ===============


NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at June 26, 1999:

                  Machinery and equipment                      $    4,795,347
                  Building and improvements                         1,663,435
                  Vehicles                                            688,794
                  Furniture and equipment                             313,387
                  Land                                                136,044
                                                              ---------------
                                                                    7,597,007
                  Less: accumulated depreciation
                            and amortization                        3,337,969
                                                              ---------------

                                                               $    4,259,038
                                                              ===============

    Depreciation and amortization expense was $524,371 and $413,287 in 1999 and 1998, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements. Property, plant and equipment at June 26, 1999 included assets recorded under capital leases and related accumulated amortization of approximately $284,000 and $26,000, respectively. Amortization expense related to assets under capital leases was approximately $23,000 and $3,000 in 1999 and 1998, respectively.


NOTE D - OTHER ASSETS

      Other assets consisted of the following at June 26, 1999:

                  Deposits on machinery                        $      428,362
                  Software costs - in process                         149,803
                  Security deposits                                   140,720
                  Notes receivable                                     84,025
                  Other                                               205,426
                                                              ---------------

                                                               $    1,008,336
                                                              ===============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE E - INCOME TAXES

    The income tax benefit consisted of the following:

                                                                            Years Ended
                                                              ----------------------------------
                                                                June 26, 1999      June 27, 1998
                                                              ---------------      -------------
                Current:
                   Federal                                          $     -              $     -
                   State                                             10,000                    -
                                                              -------------        -------------
                                                                     10,000                    -
                                                              -------------        -------------

                Deferred:
                   Federal                                          (29,812)             (35,696)
                   State                                             (1,569)              (3,811)
                                                              -------------        -------------
                                                                    (31,381)             (39,507)
                                                              -------------        -------------

                                                                   ($21,381)            ($39,507)
                                                              =============        =============

    Deferred income taxes were recognized in the consolidated balance sheet at June 26, 1999 due to the tax effect of temporary differences and loss carryforwards as follows:

Deferred tax assets:
   Net operating loss carryforwards                                  $    812,151
   Other                                                                   21,300
                                                                  ---------------
                                                                          833,451
Deferred tax liabilities:
   Depreciation                                                           241,109
                                                                  ---------------

Net deferred tax asset                                                    592,342
Less valuation allowance                                                  592,342
                                                                  ---------------
                                                                     $          -
                                                                  ===============

    The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes are as follows:

                                                           Years Ended
                                             -------------------------------------
                                               June 26, 1999        June 27, 1998
                                             ----------------     ----------------
Statutory rate                                 $      175,490       $      51,721
State income taxes                                     30,205               6,514
Decrease in valuation allowance              (        245,279)    (       122,329)
Permanent differences and other                        18,203              24,587
                                             ----------------     ---------------

                                             ( $       21,381)    ( $      39,507)
                                             ================     ===============

    As of June 26, 1999, the Company had net operating loss carryforwards of approximately $2,158,000 which expire in various years through June 2012. Approximately $976,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE F - LONG-TERM DEBT
    $5,000,000  revolving credit  agreement with a bank.  Interest is paid monthly at the bank's
    prime  rate  (7.75%  at  June  26,  1999).   Principal  is  due  on  demand.   The  line  is
    collateralized  by substantially all the assets of the Company,  excluding real estate,  and expires in April 2002.  Advances are based on 85% of eligible  accounts  receivable  and 55%
    of eligible inventories, as defined.                                                               $   1,409,364

    Bank note payable in monthly  installments of $11,905 plus interest at the bank's prime rate plus .25%  (8.00% at June 26,  1999)  through  April  2006.  The note is  collateralized  by
    substantially all the assets of the Company, excluding real estate.                                      988,095

    Bank note payable  with  interest  only  payable  monthly at the bank's prime rate plus .25%
    (8.00% at June 26,  1999)  through  April  2000 and  monthly  installments  of  $5,794  plus interest at the bank's  prime rate plus .25%  thereafter,  through  April 2006.  The note is collateralized  by  substantially  all the assets of the  Company,  excluding  real  estate.
    Maximum borrowings under this agreement are $4,000,000.                                                  417,176

    Note payable in monthly  installments of $5,327, plus interest at 10.25%.  Final payment due
    November 2001, collateralized by various machinery and equipment.                                        135,548

    Industrialized  development  notes payable in quarterly  installments  of $3,381,  including
    interest at 5.25%, maturing October 2017 and uncollateralized.                                           156,368

    Bank notes payable in monthly  installments  ranging from $371 to $594,  including  interest ranging from 10% to 16%,  collateralized  by  equipment  and  vehicles,  maturing at various
    dates through May 2001.                                                                                   31,607

    Notes payable in monthly installments of $440 to $3,343,  including interest ranging from 8%
    to 16%,  collateralized by equipment and vehicles,  maturing at various dates through August
    2001.                                                                                                     45,802
                                                                                                       -------------
             Total debt                                                                                    3,183,960
             Less: current maturities of long-term debt                                                      252,295
                                                                                                       -------------

             Long-term debt                                                                            $   2,931,665
                                                                                                       =============

    Interest expense for the years ended June 26, 1999 and June 27, 1998 amounted to $332,818 and $385,782, respectively, and is included in other expense in the accompanying consolidated statements of income.

    Scheduled maturities of long-term debt for years subsequent to June 26, 1999 are as follows:

                      2000                                                          $     252,295
                      2001                                                                298,943
                      2002                                                              1,655,143
                      2003                                                                218,478
                      2004                                                                218,813
                      Thereafter                                                          540,288
                                                                                    -------------

                                                                                    $   3,183,960
                                                                                    =============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE G - CAPITAL LEASE OBLIGATIONS

    Minimum future annual lease payments under capital leases as of June 26, 1999, in the aggregate, are as follows:

                      2000                                                          $      68,370
                      2001                                                                 68,370
                      2002                                                                 68,370
                      2003                                                                 61,629
                      2004                                                                 13,111
                                                                                    -------------
                      Total minimum future lease payments                                 279,850
                      Less:  imputed interest                                              39,891
                                                                                    -------------
                      Present value of future minimum lease payments                      239,959
                      Less:  current portion of capital lease obligations                  52,046
                                                                                    -------------
                      Long-term portion of capital lease obligations                $     187,913
                                                                                    =============

NOTE H - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at June 26, 1999:
                      Accrued compensation                                          $     185,157
                      Other accrued liabilities                                           328,498
                                                                                    -------------

                                                                                    $     513,655
                                                                                    =============

NOTE I - COMMITMENTS

    1. Operating Leases

    The Company leases manufacturing facilities, office space, equipment and vehicles under non-cancelable operating leases. The following is a schedule, by years, of the minimum rental commitments remaining on leased property and equipment:
                      2000                                                          $   1,095,004
                      2001                                                              1,117,863
                      2002                                                                939,860
                      2003                                                                897,086
                      2004                                                                634,643
                      Thereafter                                                           40,000
                                                                                    -------------

                      Total                                                         $   4,724,456
                                                                                    =============

    Total rent expense was approximately $530,000 and $471,000 for the years ended June 26, 1999 and June 27, 1998, respectively.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE I - COMMITMENTS (Continued)

    2. Purchase of Machinery

    During the year ended June 26, 1999, the Company entered into various agreements for the purchase of machinery in the aggregate of approximately $2,300,000. Deposits paid on the machinery amounted to approximately $428,000 during the year. This amount is included in other assets on the accompanying consolidated balance sheet. The Company is committed under these agreements to pay approximately $1,872,000 during the next fiscal year.


NOTE J - RELATED PARTY TRANSACTIONS

    The Company paid approximately $76,000 and $63,000, during the years ended June 26, 1999 and June 27, 1998, respectively, to Clary Lumber Co. (Clary), an entity owned by an officer and directors of the Company, for compensation of certain employees who perform services for both Clary and the Company.

    The Company purchased approximately $2,358,938 of lumber and pallets and $2,771,000 of lumber from Clary during the years ended June 26, 1999 and June 27, 1998, respectively. Lumber purchases from Clary amounted to approximately 8% and 22% of the Company's lumber purchases for the years ended June 26, 1999 and June 27, 1998, respectively.


NOTE K - EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has employment agreements with two senior executives that provide for, among other things, annual compensation totaling $312,000, a bonus based on diluted earnings per share, stock appreciation rights to vest upon a change of control, as defined, and stock options to be granted annually. The agreements are cancellable by the Company upon 30 days written notice to the executives and payment of requisite compensation and expire on October 31, 2003.


NOTE L - STOCKHOLDERS' EQUITY

    1. Stock Split

    In February 1998, the Company effected a one-for-four reverse stock split. All stock data and per share amounts in the consolidated financial statements have been restated to give effect to the stock splits.

    2. Private Placement Offering

    In November 1997, the Company completed a Private Placement Offering (the Offering) for 1,000,000 units for $1 per unit. Each unit consisted of one half of a share of common stock and warrants, exercisable for two years, to purchase two shares of common stock for $1.50 and $1.75, respectively. After expenses of the Offering, including commissions and professional fees, proceeds to the Company were $736,306. On October 1, 1998, the Company redeemed all outstanding warrants.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE M - STOCK BASED COMPENSATION

    In April 1997 and September 1998, the Company established Stock Option Plans which authorize the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than 85% of the fair market value at the time of grant. The options vest over a four year period and expire in ten years or three months after separation of service, whichever occurs earlier.

    In August 1997, the Company granted options to purchase 1,000,000 shares of common stock to the principal officers of the Company. The officers allocated approximately one-third of these options to Company management. The options, which expire in June 2004, became exercisable as of June 26, 1999 as certain performance goals were achieved which accelerated vesting.

    The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25") in accounting for its employees stock options. Under APB 25, because the exercise price of the Company's employee stock options issued was greater than the market price of the underlying stock on the date of grant, no compensation expense was recognized.

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide proforma information regarding net income (loss) and earnings (loss) per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option on the date of grant by using the Black-Scholes pricing model with the following assumptions: discount on underlying stock of 50%; expected volatility of 90%; expected life of the option of 75% of the stated life for 10 year options and the stated life for all others; no dividends; and a risk free interest rate of 5.5%.

    Under the accounting provisions of SFAS No. 123, the Company's net income and basic and diluted earnings per common and common equivalent share for the years ended June 26, 1999 and June 27, 1998 would have been $663,274, $.19 and $.14 and $161,489, $.10 and $.04, respectively.

    A summary of the Company's stock option activity, and related information for the years ended June 26, 1999 and June 27, 1998, is as follows: # of Weighted Average Options Exercise Price

 Outstanding July 1, 1997                                                -             $             -

     Granted                                                     1,233,957                        1.84
     Exercised                                                       2,850                        2.00
     Forfeited                                                           -                           -
                                                           ---------------             ---------------

 Outstanding June 27, 1998                                       1,231,107             $          1.84

     Granted                                                       322,780                        5.20
     Exercised                                                           -                           -
     Forfeited                                                       6,701                        2.00
                                                           ---------------             ---------------

 Outstanding June 26, 1999                                       1,547,186             $          2.56
                                                           ===============             ===============

 Exercisable at June 26, 1999                                    1,199,167             $          2.05
                                                           ===============             ===============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE M - STOCK BASED COMPENSATION (Continued)

    The weighted-average fair value of options granted during the years ended June 26, 1999 and June 27, 1998 was $1.87 and $.06, respectively.

    Exercise prices for options outstanding as of June 26, 1999 ranged from $1.50 to $8.00. The weighted average remaining contractual life of these options is as follows:

                                                                   Weighted Average
      Exercise                # of           Weighted Average          Remaining
       Price                Options           Exercise Price       Contractual Life
---------------------  -------------------  -------------------  ---------------------
  $1.50 - $2.50              1,224,406              $1.86                  4.73
  $5.00 - $8.00                322,780              $5.20                  8.93

NOTE N - SIGNIFICANT CUSTOMERS

    The Company had sales to one significant customer, which represented approximately 75% and 56% of net sales for the years ended June 26, 1999 and June 27, 1998, respectively.

    At June 26, 1999 three customers accounted for approximately 80% of trade accounts receivable, with one customer accounting for approximately 45%.


NOTE O - PENSION AND PROFIT SHARING PLAN

    The Company has a salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who have completed one year of service with the Company. The Company's contributions to the plan are made at the discretion of the Board of Directors and amounted to approximately $23,000 and $14,000 for the years ended June 26, 1999 and June 27, 1998, respectively.


NOTE P - CONTINGENCY

    In June 1999, the Company was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility formerly leased to the Company in Jessup, Maryland. Management believes the claim is without merit and intends to vigorously contest the claim. The outcome of the action as well as the extent of the Company's liability, if any, can not be determined at this time.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 26, 1999 and June 27, 1998

NOTE Q - SUBSEQUENT EVENTS

    1. Pallet Manufacturing Agreement

    Effective September 1999, the Company entered into a multi-year pallet manufacturing agreement with a major customer. In connection therewith, the Company entered into a non-cancelable operating lease for a facility in Plainfield, Indiana. The lease provides for monthly rental payments of $24,204 through December 31, 1999 and $32,070 thereafter until it expires in September 2004.

    2. Acquisition of The Nelson Company

    Effective June 27, 1999, the Company acquired all of the outstanding stock of The Nelson Company (Nelson) for $1,000,000 in cash, $1,000,000 in promissory notes and 145,000 shares of common stock of the Company. The promissory notes bear interest at 10% per annum and are due on December 17, 1999. In addition to the purchase price, the Company is required to pay to the shareholder of Nelson his pro rata share of Nelson's net income for 1999, which is approximately $400,000.

    As of October 1, 1999, the $1,000,000 cash portion of the purchase price had not been paid. The parties are working on a restructuring of the purchase price and bank financing that will involve the payment of approximately $1,400,000 of cash and issuance of a $1,000,000 promissory note due in January 2000. If the restructuring is not completed by October 17, 1999, the acquisition will be unwound.

    3. Stock Options

    On June 27, 1999, the Company granted options to employees and directors to purchase approximately 247,000 shares of common stock.

    4. Long-Term Debt Covenants

    The revolving credit agreement and bank notes which aggregate $2,814,635 at June 26, 1999 are subject to certain restrictive covenants. Although the Company is not in violation of these covenants at June 26, 1999, it is probable that the Company will fail to meet certain of these covenants at the September 25, 1999 compliance date. Failure to satisfy future covenants or obtain a waiver from the lender could result in the loans being demanded by the lender, which could have a material adverse effect on the Company's financial position if the Company could not obtain an alternative financing arrangement with similar terms.