Form 10-Q
period 1999-09-25
PALLET MANAGEMENT SYSTEMS INC
filed 1999-11-15
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Thirteen-week period ended September 25, 1999
                                       ------------------

                         PALLET MANAGEMENT SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                          59-2197020             2-99212-A
 -------------------------------     ----------------------     ---------------
 (State or other jurisdiction of        (IRS Employer           Commission file
        incorporation)               Identification Number)          Number

          One E. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
          ------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (561) 338-7763

              -----------------------------------------------------
              (Former name or address if changed since last report)


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

                               Yes  [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On September 25, 1999, the Registrant had outstanding 3,917,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     Sept. 25,        June 26,
ASSETS                                                                 1999             1999
                                                                   ------------    ------------
                                                                    (unaudited)
CURRENT ASSETS
Cash                                                               $    483,646    $    262,117
Accounts receivable - trade, net of allowance
                  For doubtful accounts                               3,587,919       2,652,599
Inventories                                                           2,366,071       1,866,494
Other  Current Assets                                                   228,750         156,422
                                                                   ------------    ------------

                  Total current assets                                6,666,386       4,937,632

Property and equipment - net of accumulated
                  Depreciation                                        4,914,418       4,259,038

          Other assets                                                1,137,491       1,008,336
                                                                   ------------    ------------

                  Total Assets                                     $ 12,718,295    $ 10,205,006
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                               $  5,245,570    $    304,341
         Accounts payable                                             3,304,926       1,123,515
         Accrued liabilities                                            456,896         513,656
                                                                   ------------    ------------

Total current liabilities                                             9,007,391       1,941,512
                                                                   ------------    ------------

LONG TERM DEBT
         Long-term debt                                                 263,954       3,119,578
                                                                   ------------    ------------

                  Total long term liabilities                           263,954       3,119,578
                                                                   ------------    ------------

                  Total liabilities                                   9,271,345       5,061,090
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 7,500,000 shares at $.001 par
  Value;  no shares issued and outstanding                                   --              --
Common stock, authorized 10,000,000 shares at
  $.001 par value; issued and outstanding 3,917,612
  Shares at September 25, 1999 and
June 26, 1999                                                             3,918           3,918
Additional paid in capital                                            6,958,704       6,958,704
Accumulated deficit                                                  (3,526,156)     (1,829,190)
Accumulated other comprehensive income                                   10,484          10,484
                                                                   ------------    ------------

                      Total stockholder's equity                      3,446,950       5,143,916
                                                                   ------------    ------------

                      Total liabilities and stockholder's equity   $ 12,718,295    $ 10,205,006
                                                                   ============    ============

           The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                      13 Weeks Ended
                                             ------------------------------
                                             Sept. 25, 1999  Sept. 26, 1998
                                             --------------  --------------
Net sales                                     $ 12,278,269    $ 7,919,647

Cost of goods sold                              12,493,289      6,712,534
                                              ------------    -----------

Gross profit (loss)                               (215,020)     1,207,113

Selling, general and administrative expense      1,382,513        478,624
                                              ------------    -----------

Operating profit (loss)                         (1,597,533)       728,489

Other income (expense)
  Other income (expense)                            (1,466)       (89,093)
  Interest expense                                 (97,968)       (83,709)
                                              ------------    -----------

Earnings (loss)  before income tax expense      (1,696,967)       555,687

Income tax expense (benefit)                             0              0
                                              ------------    -----------

Net earnings (loss)                           ($ 1,696,967)   $   555,687
                                              ============    ===========

Net earnings (loss) per common share          $      (0.43)   $       .22
                                              ============    ===========

Diluted earnings (loss) per common share      $      (0.43)   $       .15
                                              ============    ===========


* exercise of warrants and options would be anti-dilutive

   The accompanying notes are an integral part of these financial statements.

                   PALLET MANAGEMENT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    13 Weeks Ended
                                                           -------------------------------
                                                           Sept. 25, 1999   Sept. 26, 1998
                                                           --------------   --------------
Cash flows from operating activities:
       Net earnings (loss)                                   $(1,696,967)   $   555,687
       Adjustments to reconcile net earnings (loss) to net
         cash used in operating activities:
       Depreciation                                              149,943        108,770
       (Incr.) Decr. in operating assets:
                Accounts receivable                             (935,320)      (422,023)
                Inventories                                     (499,576)      (632,974)
                Prepaid expenses                                 (72,329)      (197,615)
                Other assets                                    (129,154)        (3,131)
       Incr. (Decr.) in operating liabilities:
                Accounts payable                               2,181,411          3,087
                Accrued liabilities and taxes                    (56,760)       270,975
                                                             -----------    -----------
       Net cash used in operating activities                  (1,058,752)      (317,224)
                                                             -----------    -----------

Cash flows from investing activities:
       Purchase of fixed assets                                 (805,324)      (578,873)
                                                             -----------    -----------

       Net cash used in investing activities                    (805,324)      (578,873)
                                                             -----------    -----------

Cash flows from financing activities:
       Net borrowings from lenders                             2,085,605         73,238
       Capital contributed from exercise of
         warrants and options                                          0      2,303,940
                                                             -----------    -----------
       Net cash provided by
                Financing activities                           2,085,605      2,377,178
                                                             -----------    -----------

Increase in cash                                                 221,529      1,481,081
Cash at beginning of period                                      262,117        401,166
                                                             -----------    -----------
Cash at end of period                                        $   483,646    $ 1,882,247
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Pallet Management Systems, Inc.
Notes to Financial Statements
September 25, 1999

NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated balance sheet as of September 25, 1999, the consolidated statements of operations and cash flows for the thirteen-week periods ended as of September 25, 1999 and September 26, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report to shareholders filed on Form 10-KSB as of June 26, 1999.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  DEBT AGREEMENT

         The Company's credit facility with the National Bank of Canada has various covenants that require the Company to maintain certain financial ratios. As of September 25, 1999 the Company was not in compliance with several of these covenants and without amendments to these covenants, also will be out of compliance in future periods. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the credit facility have been classified as current liabilities. On November 2, 1999, the Company requested waivers and amendments to covenants so as not to be out of compliance for the first quarter and quarters going forward. While the National Bank of Canada has preliminarily indicated that such request will be approved, there are no assurances that such a request will be approved.

NOTE 3. INVENTORIES

Inventories consisted of the following at June 26, 1999:

                      Raw material               $ 1,513,657
                      Work in process            $   244,136
                      Finished goods             $   608,278
                                                 -----------

                      TOTAL                      $ 2,366,071
                                                 ===========

NOTE 4.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK:

         Net income (loss) per share was computed using the weighted average number of shares outstanding based on the consolidated results of the Company for the period presented.

NOTE 5.  LITIGATION

         In June 1999, Pallet Management Systems was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility formerly leased to it in Jessup, Maryland. Management believes the claim is without merit, that Pallet has valid defenses and intends to vigorously contest the claim. The outcome of the action as well as the extent of Pallet's liability, if any, cannot be determined at this time.

NOTE 6. SIGNIFICANT EVENTS

         In mid-September, 1999 the Company discovered a theft at its Bolingbrook facility, estimated to be $640,000, consisting of raw material, work in process and finished goods. The Company has changed the management at this facility, a private investigator has been retained, and this theft is being pursued with the local authorities. This loss has been included in cost of goods sold.

PART I
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the Company) for the thirteen-week periods ended September 25, 1999 and September 26, 1998.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Annual Report on Form 10-KSB for the year ended June 26, 1999. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

RESULTS OF OPERATIONS

GENERAL

         Our company has grown to be one of the largest pallet companies in the more than $6 billion pallet industry, by providing value-added products and services to our customers. Our customer base has grown to over 200 Fortune 1000 companies including AlliedSignal, Bethlehem Steel, CHEP America, DuPont, IAMS, Monsanto, Mitsubishi, Siemens, and various governmental agencies. Our sales for the first quarter of fiscal year 2000 were over $12.2 million with 6 facilities in 5 states, including one which commenced operations in this period.

         The  majority  of  our  company's   revenues  have  traditionally  been
generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics has become more complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a huge service oriented market for our company. With this shift in focus toward services and cost efficiency, our company has started providing "state of the art" logistical services known as Reverse Distribution. Reverse Distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip. This shift in focus toward supply chain cost efficiency by our customer base is by far the most dramatic shift in focus and provides the most opportunity for our company.

         Our company has two lines of revenue, manufacturing and services:

         MANUFACTURING: We have two primary categories of manufacturing: CHEP grocery pallets and specially engineered niche market pallets. We have multi-year contracts to manufacture high quality pallets for CHEP, the world's largest pallet rental pool.

         Pallets that are uniquely engineered to transport a specific product are classified as niche market pallets. Besides CHEP, our company's customer base is primarily composed of customers who require niche pallets. These types of pallets are lower volume and higher margin than CHEP pallets.

         SERVICES: We have three categories of services; first is retrieval, sortation, repair, warehousing and return; second is Reverse Distribution; and third is other products.

         First - Retrieval, sortation, repair, warehouse and return services enable our customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet users currently discard a large portion of new pallets after one use. The condition and size of these pallets vary greatly. The pallets are sorted and repaired as needed, placed in storage and made available for return to service ("depot services"). Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet return operations remains a labor-intensive process.

         Second - Reverse Distribution Services can carry the retrieval, sort, repair, warehouse and return services one step further by contracting with a customer to manage their pallet flow.

         Third - Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

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

         As the market for Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are significant. We are working diligently as an industry leader in this area, as the growth potential continues to unfold.

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

THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998

         For the thirteen-week period ended September 25, 1999, net sales increased 59% to $12,278,269 from $7,919,647 for the comparable 1998 period.

         During the thirteen-week period ended September 25, 1999, manufacturing sales increased 61.3% to $9,157,000 from $5,678,000, and services increased by 39.2% to $3,121,000 from the $2,241,000 recorded for the same thirteen-week period ended September 26, 1998. This increase in sales was due to three new manufacturing facilities that commenced operations subsequent to September 26, 1998. The results of operations for this thirteen-week period was a loss of $215,020 as compared to income of $1,207,000 achieved for the same thirteen-week period a year prior. Substantial expenses relating to the opening of the three new facilities operational inefficiencies, and an estimated $640,000 theft at our Bolingbrook facility significantly impacted earnings. We have hired a private investigator to work with the authorities on the Bolingbrook situation. Internal controls have been altered to prevent reoccurrence.

         During the second half of fiscal 1999, the company moved much of its manufacturing from Lawrenceville to its newer facilities but continued to incur substantial costs at this facility. Subsequent to the end of this quarter, additional orders have been received at this facility.

         We experienced a 148% increase in Selling, General and Administrative expenses from $478,000 to $1,382,000 for the thirteen week period ended September 25, 1999 when compared to the period ended September 26, 1998. This increase was a result of additional management costs related to the sales volume increase and expenses related to expanding our Reverse Distribution business. During this period, we took a one-time write-off of $254,000 as discussed below. A $14,251 (17%) increase in interest expense was recorded for this thirteen-week period ended September 25, 1999 due to the increased sales volume. This increase was very modest in relation to the large increase in sales due to the new and more advantageous credit facility entered into with the National Bank of Canada in April 1999.

         A loss of $1,697,000 or ($0.43) per share was realized during this thirteen week period ended September 25, 1999 compared to a net profit of $556,000 or $0.22 per share recorded for the same period last year. We did not record any tax benefit on the loss due to net operating losses previously experienced.

         We expect to return to profitability in the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We had $483,646 cash on hand at the end of the thirteen-week period ending September 25, 1999, versus $262,000 at the beginning of the fiscal year. This $221,529 increase in cash is primarily attributable to an increase in accounts payable and an increase in net borrowings of $2,085,605. These increases were offset by $1,058,752 of cash used in operating activities and $805,324 used in purchases of fixed assets.

         At the end of this period, we were in violation of several loan covenants with the National Bank of Canada. The Company has applied for waivers for our current violations and are negotiating amendments for the covenants going forward. As of November 10, 1999 we have not received a written response to our waiver and amendment application and, accordingly, we have reclassified all of the National Bank of Canada notes as short-term.

         During the period the Company expensed costs incurred for a potential acquisition for which the Company is no longer pursuing. In addition, the Company expensed certain costs which had been incurred to develop some custom software. The Company has now decided to pursue another vendor which can provide ready-to-use software. Finally, during this period we restructured management in which middle levels of management were eliminated so that senior management became directly responsible for operations. Related to all of these actions the Company expensed an aggregate of $154,000 during the quarter in selling, general and administrative expenses.

         Our Lakeland facility will be closing at the end of our second quarter. This is a facility where CHEP pallets are sorted, repaired and stored. Sales at this facility are approximately $3.5 million per year. We expect to incur costs of $100,000 to $150,000 when this facility closes.

         The completion of the acquisition of The Nelson Company has been postponed until the second quarter as the transaction is being restructured due to our recent losses and loan covenant violations. With the anticipation of this acquisition being completed shortly, we have already integrated our sales and operations processes.

         We are in the process of achieving ISO 9000 registration. Profile Consulting Group, Ltd. of Troy, MI has been engaged to assist in this endeavor. Once completed by the end of this fiscal year, this process will streamline and enhance internal operations to better meet customer needs. Many large corporations are now requiring their vendors to be ISO certified. The Company views this program as a vehicle to strengthen its ongoing quality program.

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

         INTERNAL SYSTEMS. Based upon its identification and assessment efforts to date, the Company believes that substantially all of its computer equipment and software are Year 2000 compliant. Pallet Management has recently upgraded its computer systems and believes that it has minimized the detrimental effects of any Year 2000 problem. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the fourth quarter 1998, are expected to be completed prior to January 1, 2000, and that these efforts will be completed prior to any currently anticipated impact on its computer equipment and software.

         Pallet Management believes that substantially all of its manufacturing equipment is not affected by Year 2000 issues.

         SUPPLIERS. Pallet Management has mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such significant entities is Year 2000 compliant. As of October 1999 the Company had received responses from approximately 70% of these third parties, and all of them that have responded have provided written assurance that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up phone call to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be conducted in November 1999.

         COSTS. Pallet Management believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $100,000 and will be funded from current existing financial resources. As of October 31, 1999, the Company had incurred costs of approximately $35,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers.

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

         CONTINGENCY PLAN. Pallet Management has not yet completed a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Pallet Management has no contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Pallet Management currently plans to complete such analysis and contingency planning by November 15, 1999. Virginia Power, which supplies two of the Company's facilities, has told the Company that they cannot assure compliance and that potential power disruptions are possible. Pallet Management believes that there is no viable alternative for the expected temporary power disruption. Pallet Management has also switched nail suppliers to those that are Year 2000 compliant to minimize the disruption of supplies.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 1999, Pallet Management Systems was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility formerly leased to it in Jessup, Maryland. Management believes the claim is without merit, that Pallet has valid defenses and intends to vigorously contest the claim. The outcome of the action as well as the extent of the company's liability, if any, cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

The Company and The Nelson Company are continuing to negotiate a restructuring of their previously announced transaction. The Company expects that the new completion and effective date will be around the end of the second quarter of fiscal 2000, subsequent to the satisfactory completion of negotiations with the National Bank of Canada, which must consent to the transaction. Accordingly, the Company has not yet filed the financial statements for The Nelson Company and will make such filing on a timely basis after completion of the restructured transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulations S-B.
              None.

         (b) During the quarter ended September 25, 1999, Pallet Management filed the following Reports on Form 8-K:

1.       On   August   17,   1999   reporting   a  change  in   accountants   to
         PricewaterhouseCoopers LLP.

2.       On August 30, 1999 reporting The Nelson Company transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                                       PALLET MANAGEMENT SYSTEMS, INC.


Dated:  November  15, 1999             By: /s/ ZACHARY M. RICHARDSON
                                           ------------------------------------
                                               Zachary M. Richardson, President