Form 10QSB
period 1999-12-25
PALLET MANAGEMENT SYSTEMS INC
filed 2000-02-14
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twenty six-week period ended                             Commission file
December 25, 1999                                               Number 2-99212-A

                         PALLET MANAGEMENT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                             59-2197020
----------                                          ----------
(State or other jurisdiction of                     (IRS Employer Identification
Incorporation)                                      Number)

          ONE E. OCEAN BOULEVARD, SUITE 305, BOCA RATON, FLORIDA 33432
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (561) 338-7763
--------------------------------------------------------------------------------
              (Former name or address if changed since last report)

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

Yes [ ]          No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 On December 25, 1999, the Registrant had outstanding 3,917,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 25,    June 26,
ASSETS                                                                        1999           1999
                                                                        ------------    ------------
                                                                         (unaudited)
CURRENT ASSETS
      Cash                                                              $    446,154    $    262,117
      Accounts receivable - trade, net of allowance
       for doubtful accounts                                               3,227,240       2,652,599
      Inventories                                                          2,834,063       1,866,494
      Other  current assets                                                  363,614         156,422
                                                                        ------------    ------------

       Total current assets                                                6,871,071       4,937,632

      Property and equipment - net of accumulated
       Depreciation                                                        5,597,489       4,259,038

      Other assets                                                           247,308       1,008,336
                                                                        ------------    ------------

       Total assets                                                     $ 12,715,868    $ 10,205,006
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt                              $  4,406,328    $    304,341
      Accounts payable                                                     4,326,452       1,123,515
      Accrued liabilities                                                    536,586         513,656
                                                                        ------------    ------------

       Total current liabilities                                           9,269,366       1,941,512
                                                                        ------------    ------------

LONG TERM LIABILITIES
      Long-term debt, net of current maturities                              422,511       3,119,578
                                                                        ------------    ------------

       Total long term liabilities                                           422,511       3,119,578
                                                                        ------------    ------------

       Total liabilities                                                   9,691,877       5,061,090
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY

      Preferred stock, authorized 7,500,000 shares at $.001
      par value; no shares issued and outstanding                                 --              --
      Common stock, authorized 10,000,000 shares at $.001  par value;
      issued and outstanding 3,917,612 shares at December 25,
      1999 and June 26, 1999                                                   3,918           3,918
      Additional paid in capital                                           6,958,704       6,958,704
      Accumulated deficit                                                 (3,949,115)     (1,829,190)
      Accumulated other comprehensive income                                  10,484          10,484
                                                                        ------------    ------------

       Total stockholders' equity                                          3,023,991       5,143,916
                                                                        ------------    ------------
       Total liabilities and stockholders' equity                       $ 12,715,868    $ 10,205,006
                                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.




                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         13 Weeks Ended                   26 Weeks Ended
                                                   -----------------------------   ------------------------------

                                                   Dec. 25, 1999   Dec. 26, 1998   Dec. 25, 1999    Dec. 26, 1998
                                                   -------------   -------------   -------------    -------------

Net sales                                           $ 17,817,051    $ 10,803,440   $ 30,095,342    $ 18,723,087

Cost of goods sold                                    16,917,384       9,518,497     29,410,695      16,231,032
                                                   -------------   -------------   ------------    ------------

Gross profit                                             899,667       1,284,943        684,647       2,492,055

Selling, general and administrative expense            1,145,770         690,451      2,528,282       1,169,074
                                                   -------------   -------------   ------------    ------------

Operating profit (loss)                                 (246,103)        594,492     (1,843,635)      1,322,980
                                                   -------------   -------------   ------------    ------------

Other income (expense)
           Other income (expense)                            502          23,137           (964)        (65,955)
           Interest expense                             (177,358)       (97,203)       (275,326)       (180,913)
                                                    -------------  -------------   ------------    ------------
           Total other income (expense)                 (176,856)       (74,066)       (276,290)       (246,868)

Earnings before income taxes                            (422,959)       520,426      (2,119,925)      1,076,113
                                                   -------------   -------------   ------------    ------------

Income tax expense (benefit)                                   0              0               0               0
                                                   -------------   -------------   ------------    ------------

Net earnings (loss)                                $    (422,959)  $    520,426    $ (2,119,925)   $  1,076,113
                                                   =============   =============   ============    ============

Net earnings (loss) per common share               $       (0.11)   $       .11    $      (0.54)   $        .33
                                                   =============   =============   ============    ============
(reflects 1 for 4 reverse split)

Diluted earnings per common share                              *   $         .10              *    $        .25
                                                   =============   =============   ============    ============


* exercise of warrants and options would be anti-dilutive


   The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                13 Weeks Ended                26 Weeks Ended
                                                        -----------------------------   ------------------------------

                                                        Dec. 25, 1999   Dec. 26, 1998   Dec. 25, 1999    Dec. 26, 1998
                                                        -------------   -------------   -------------    -------------

Cash flows from operating activities:
    Net (loss) earnings                                   $  (422,959)   $   520,426    $(2,119,925)   $ 1,076,113
    Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
    Depreciation                                              161,451        121,076        311,862        229,846
    Loss on disposal of assets                                177,061              0        181,278              0
    (Incr.) Decr. in operating assets:
           Accounts receivable                                360,679        254,191       (574,641)      (167,832)
           Inventories                                       (467,992)      (199,651)      (967,569)      (832,625)
           Other current assets                              (134,864)        12,925       (207,192)      (184,690)
           Other assets                                       890,183        (74,364)       761,028        (77,495)
    Incr. (Decr.) in operating liabilities:
           Accounts payable                                 1,021,526         50,383      3,202,937         53,470
           Accrued liabilities and taxes                       79,690        (24,944)        22,930        245,804
                                                          -----------    -----------    -----------    -----------
    Net cash provided by
           operating activities                             1,664,775        660,042        610,708        342,591
                                                          -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of fixed assets                               (1,021,583)      (245,630)    (1,831,591)      (824,503)
                                                          -----------    -----------    -----------    -----------

    Net cash used in investing activities                  (1,021,583)      (245,630)    (1,831,591)      (824,503)
                                                          -----------    -----------    -----------    -----------

Cash flows from financing activities:
    Borrowing from (payments to) lenders                     (680,684)      (644,339)     1,404,920       (570,874)
    Capital contributed                                           -0-            -0-            -0-      2,303,940
                                                          -----------    -----------    -----------    -----------
    Net cash (used in) provided by
           financing activities                              (680,684)      (644,339)     1,404,920      1,733,066
                                                          -----------    -----------    -----------    -----------

 Increase (decrease) in cash                                  (37,492)      (229,927)       184,037      1,251,154

Cash at beginning of period                                   483,646      1,882,247        262,117        401,166
                                                          -----------    -----------    -----------    -----------

Cash at end of period                                     $   446,154    $ 1,652,320    $   446,154    $ 1,652,320
                                                          ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

         Pallet Management Systems, Inc.
         Notes to Financial Statements
         December 25, 1999

         NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS:

                  The consolidated balance sheet as of December 25, 1999, the consolidated statements of operations and cash flows for the thirteen-week and twenty-six week periods ended as of December 25, 1999 and December 26, 1998 have been prepared by Pallet Management Systems, Inc. (the "Company" or "Pallet") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report to shareholders filed on Form 10-KSB as of June 26, 1999.

                  Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

         NOTE 2. DEBT AGREEMENT

                  The Company's credit facility with the National Bank of Canada has various covenants that require the Company to maintain certain financial ratios. As of December 25, 1999 the Company was not in compliance with several of these covenants and without amendments to these covenants, also will be out of compliance in future periods. Therefore, in accordance with generally accepted accounting principles, all amounts outstanding under the credit facility have been classified as current liabilities. On January 24, 2000, the Company signed a forbearance agreement in which the Company agreed to seek another financial institution and satisfy all debt with the National Bank of Canada by April 3, 2000. The Company is pursuing several financing proposals from other financial institutions.

         NOTE 3. INVENTORIES

         Inventories consisted of the following at June 26, 1999 and December 25, 1999:

                                        June 26, 1999         December 25, 1999
                                      ---------------         -----------------

                    Raw material      $     1,513,657           $   2,277,273
                    Work in process   $       244,136           $     296,605
                    Finished goods    $       608,278           $     260,185
                                      ---------------         ---------------
                    TOTAL             $     2,366,071           $   2,834,063
                                      ===============         ===============

         NOTE 4. NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

                  Net earnings (loss) per share were computed using the weighted average number of shares outstanding and consolidated results of the Company for the period presented.

         NOTE 5. LITIGATION

                  In June 1999, Pallet Management Systems, Inc. was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility formerly leased to it in Jessup, Maryland. Management believes the claim is without merit, that Pallet has valid defenses, and intends to vigorously contest the claim. The outcome of the action as well as the extent of Pallet's liability, if any, cannot be determined at this time. No amount has been provided for in the accompanying financial statements.

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

         During the thirteen weeks ended December 25, 1999, the Company expensed costs totaling approximately $500,000. Costs included in selling, general and administrative expense consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina, and Richmond, Virginia offices, and $3,000 for custom software which is outdated and no longer to be used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer in use and $250,000 related to the closing of the Lakeland, Florida facility. The Lakeland, Florida facility generated $3.5 million in service sales annually. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan, which were being amortized over the life of the loan.

                  During the twenty-six week period ending December 25, 1999, the Company expensed costs totaling $690,000. Costs included in selling, general and administrative consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices, and $192,000 for custom software which is outdated and no longer to be used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer in use and $250,000 related to the closing of the Lakeland, Florida facility. The Lakeland, Florida facility generated $3.5 million in service sales annually. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan, which were being amortized over the life of the loan.


         PART I
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company") for the thirteen and twenty-six week periods ended December 25, 1999 and December 26, 1998.

                  The following  discussion regarding Pallet Management Systems,
         Inc. and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Annual Report on Form 10-KSB for the year ended June 26, 1999. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

         RESULTS OF OPERATIONS

         GENERAL
         At the December 1999 Board of Directors meeting, Donald Radcliffe was elected as Chairman. Mr. Lucy III, the CEO, along with the Company President, Zachary M. Richardson, will report directly to Mr. Radcliffe.

         Our company has grown to be one of the largest pallet companies in the more than $6 billion United States pallet industry, by providing value-added products and services to our customers. Our customer base has grown to over 100 Fortune 1000 companies including AlliedSignal, Bethlehem Steel, CHEP America, DuPont, IAMS, Monsanto, Mitsubishi, Siemens, and various governmental agencies. Our sales for the first two quarters of fiscal year 2000 were over $31 million with 6 facilities in 5 states.

         The majority of our company's revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics become more complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a huge service oriented market for our company. With this shift in focus toward services and cost efficiency, our company has started providing "state of the art" logistical services known as Reverse Distribution. Reverse Distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip. This shift in focus toward supply chain cost efficiency by our customer base is by far the most dramatic shift in focus and provides the most opportunity for our company.

         Our company has two lines of business, manufacturing and services:

         MANUFACTURING: We have two primary categories of manufacturing: CHEP grocery pallets and specially engineered niche market pallets. We have multi-year contracts to manufacture high quality pallets for CHEP, the world's largest lessor of rental pallets.

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

         Second - Reverse Distribution can carry the retrieval, sort, repair, warehouse and return services one step further by contracting with a customer to manage their pallet flow.

         Third - Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

         Without the pallet, the supply chain would be severely hampered, though it is also the weak link in the supply chain. If a manufacturer or wholesaler can manage their pallet assets, distribution logistics become dramatically simplified and more cost effective. Unlike most companies that are entering the logistical distribution arena through the transportation industry, we are responding to customer demands for Reverse Distribution through the pallet industry. This approach will provide us a more cost-effective "seamless system" which provides increased benefits to the customer base and will give Pallet Management an advantage over competition from current logistic companies.

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

         THIRTEEN WEEKS ENDED DECEMBER 25, 1999 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 26, 1998
         -----------------------------------------------------------------------

                  For the  thirteen-week  period ended  December  25, 1999,  net
         sales  increased  65.0%  to  $17,817,000   from   $10,803,000  for  the
         comparable 1998 period.

                  During the thirteen-week period ended December 25, 1999, manufacturing sales increased 70.2% to $14,632,000 from $8,599,000, and services increased by 44.5% to $3,185,000 from the $2,204,000 recorded for the same thirteen-week period ended December 26, 1998. This increase in sales was due to two new manufacturing facilities that commenced operations subsequent to December 26, 1998 and one that opened during the period ending December 26, 1998. The result of operations for this thirteen-week period was a loss of $422,000 as compared to income of $520,000 achieved for the same thirteen-week period ended December 26, 1998. During this period management responsibilities were restructured and a number of middle management positions eliminated. The Company closed an operating facility and consolidated administrative activities, which resulted in closing two administrative offices. The Company is presently in the process of installing improved internal controls and more effective systems.
         During the period substantial charges were incurred totaling approximately $500,000. Costs included in selling, general and administrative expense consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices, and $3,000 for custom software which is outdated and outdated and no longer to be used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer used and $250,000 related to the closing of the Lakeland, Florida facility. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan, which was being amortized over the life of the loan. Operational profits before the special charges and interest were $183,000 for the period.

                  We  experienced  a 66.0%  increase  in  Selling,  General  and
         Administrative expenses from $690,000 to $1,415,000 for the thirteen-week period ended December 25, 1999 when compared to the period ended December 26, 1998. This increase was a result of additional management costs related to the sales volume increase and expenses related to expanding our Reverse Distribution business. An $80,000 (82.5%) increase in interest expense was recorded for this thirteen-week period ended December 25, 1999 due to the increased sales volume and a charge to interest for the National Bank of Canada loan. The increased sales volume required increased borrowing to fund the purchases of raw materials for production.

                  A net loss of $422,959 or ($0.11) per share was realized during this thirteen week period ended December 25, 1999 compared to a net earning of $520,426 or $0.11 per share recorded for the same period last year. We did not record any tax benefit on the loss due to net operating losses previously experienced.

         TWENTY-SIX WEEKS ENDED DECEMBER 25, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED DECEMBER 26, 1998
         -----------------------------------------------------------------------

                  For the  twenty-six  week period ended  December 25, 1999, net
         sales  increased  60.8%  to  $30,095,000   from   $18,723,000  for  the
         comparable 1998 period.

                  During the  twenty-six  week period  ended  December 25, 1999, manufacturing sales increased 64.2% to $23,441,000 from $14,276,000, and services increased by 49.6% to $6,654,000 from the $4,447,000 recorded for the same twenty-six week period ended December 26, 1998. This increase in sales was due to two new manufacturing facilities that commenced operations subsequent to December 26, 1998 and one that opened during the later half of the period ending December 26, 1998. The results of operations for this twenty six-week period was a loss of $2,119,000 as compared to earning of $1,076,000 achieved for the same twenty-six week period last year. It was during this period that the company underwent a reorganization of management in which management positions were eliminated and substantial charges were incurred totaling approximately $690,000. Costs included in selling, general and administrative consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices and $192,000 for custom software which is outdated and no longer to be used. Cost included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer used and $250,000 related to the closing of the Lakeland, Florida facility. Included in interest expense is $72,000 in costs relating to costs of obtaining the National Bank of Canada loan, which were being amortized over the life of the loan. Operational losses before these special charges and interest were $1,354,000 for the period.

                  In addition, substantial expenses relating to the opening of the three new facilities, operational inefficiencies, and an estimated $640,000 theft at our Bolingbrook facility significantly impacted earnings. We have hired a private investigator to work with the authorities on the Bolingbrook situation. Internal controls have been altered in our attempt to prevent reoccurrence.

                  We  experienced  a 116.3%  increase  in  Selling,  General and
         Administrative expenses from $1,169,000 to $2,119,000 for the twenty-six week period ended December 25, 1999 when compared to the period ended December 26, 1998. This increase was a result of additional management costs related to the sales volume increase and expenses related to expanding our Reverse Distribution business. A $94,000 (52.2%) increase in interest expense was recorded for this twenty-six week period ended December 25, 1999 due to the increased sales volume and a charge to interest for the National Bank of Canada loan. The increased sales volume required increased borrowing to fund the purchases of raw materials for production.

         A net loss of $2,119,000 or ($0.54) per share was realized during this twenty-six week period ended December 25, 1999 compared to a net earnings of $1,076,000 or $0.33 per share recorded for the same period last year. We did not record any tax benefit on the loss due to net operating losses previously experienced.

         LIQUIDITY AND CAPITAL RESOURCES

                  We had $446,000 cash on hand at December 25, 1999, versus $262,000 at the beginning of the fiscal year. This $184,000 increase in cash is primarily attributable to a $3,203,000 increase in accounts payable and an increase in net borrowings of $1,405,000. These increases were offset by $2,592,000 of cash used in operating activities and $1,832,000 used in purchases of fixed assets.

                  At the end of this period, we were in violation of several loan covenants with the National Bank of Canada. On January 24, 2000, the Company signed a forbearance agreement in which it agreed to seek another financial institution and satisfy all debt with the National Bank of Canada by March 13, 2000. The Company is pursuing several financing proposals from other financial institutions.

                  During the thirteen weeks ended December 25, 1999, the Company expensed costs totaling $500,000. Costs included in selling, general and administrative expense consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices, and $3,000 for custom software which is outdated and no longer to be used. Cost included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer in use and $250,000 related to the closing of the Lakeland, Florida facility. The Lakeland, Florida facility generated $3.5 million in service sales annually. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan, which was being amortized over the life of the loan.

                  During the twenty-six week period ending December 25, 1999, the Company expensed costs totaling $690,000. Costs included in selling, general and administrative consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices, and $192,000 for custom software which is outdated and no longer to be used. Cost included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer in use, and $250,000 related to the closing of the Lakeland, Florida facility. The Lakeland, Florida facility generated $3.5 million in service sales annually. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan that must be satisfied, which was being amortized over the life of the loan.

                  The completion of the acquisition of The Nelson Company has been postponed until later this fiscal year as the transaction is being restructured due to our recent losses and loan covenant violations.

                  We have suspended ISO 9000 registration until our operations have stabilized as profitable. Profile Consulting Group, Ltd. of Troy, MI had been engaged to assist in this endeavor.

         Year 2000 Issues

                  Pallet  Management  uses  software  and  related  technologies throughout its businesses that may be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000. During the transition from 1999 to 2000, the company did not experience any year 2000 problems. Even though the January 1, 2000 date has passed and we have not experienced any adverse impact from the transition we cannot provide assurance that our suppliers and vendors have not been affected in a manner that has yet to become apparent. In addition, certain computer programs, which are date sensitive to the Year 2000 may not have been programmed to process the year 2000 as a leap year and any negative effects, remain unknown. Pallet Management will continue to monitor our Year 2000 compliance and Year 2000 compliance of our suppliers and customers.

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

         ITEM 2.  CHANGES IN SECURITIES
                  None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

         ITEM 5.  OTHER INFORMATION

                  The Company and The Nelson Company are continuing to negotiate a restructuring of their previously announced transaction. The Company expects that the new completion and effective date will be around the end of fiscal 2000, subsequent to the satisfactory completion of negotiations with a new lender, which must consent to the transaction. Accordingly, the Company has not yet filed the financial statements for The Nelson Company and will make such filing on a timely basis after completion of the restructured transaction.

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



                                                 PALLET MANAGEMENT SYSTEMS, INC.


         Dated:  February __, 2000               By: /s/ ZACHARY RICHARDSON
                                                 -------------------------------
                                                     Zachary M. Richardson,
                                                     President