Form 10QSB
period 2000-03-31
PALLET MANAGEMENT SYSTEMS INC
filed 2000-05-15
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine week period ended                           Commission file
March 25, 2000                                                  Number 2-99212-A



                         PALLET MANAGEMENT SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                59-2197020
     ----------------------------                ---------------------
     (State or other jurisdiction                   (IRS Employer
         of Incorporation)                       Identification Number)

          One E. Ocean Boulevard, Suite 305, Boca Raton, Florida 33432
          ------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (561) 338-7763

                 -----------------------------------------------
              (Former name or address if changed since last report)


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

Yes   [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On March 25, 2000, the Registrant had outstanding 4,055,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 25,    June 26,
                                                                        2000         1999
                                                                    -----------   -----------
ASSETS                                                              (unaudited)
CURRENT ASSETS
      Cash                                                         $    122,699    $    262,117
      Accounts receivable - trade, net of allowance
       for doubtful accounts                                          4,358,785       2,652,599
      Inventories                                                     1,975,859       1,866,494
      Other current assets                                              447,285         156,422
                                                                   ------------    ------------

       Total current assets                                           6,904,628       4,937,632

NONCURRENT ASSETS
      Property and equipment - net of accumulated
       depreciation                                                   4,512,626       4,259,038
      Other assets                                                      796,287       1,008,336
                                                                   ------------    ------------

       Total noncurrent assets                                        5,308,913       5,267,374

       Total assets                                                $ 12,213,541    $ 10,205,006
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                         $  1,973,234    $    304,341
      Accounts payable                                                3,596,246       1,123,515
      Accrued liabilities                                               638,790         513,656
                                                                   ------------    ------------

       Total current liabilities                                      6,208,270       1,941,512

LONG TERM LIABILITIES
      Long-term debt, net of current maturities                       3,169,610       3,119,578
                                                                   ------------    ------------

       Total long term liabilities                                    3,169,610       3,119,578

       Total liabilities                                              9,377,880       5,061,090
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
      Preferred stock, authorized 7,500,000 shares at .001
      par value; no shares issued and outstanding                             0               0
      Common stock, authorized 10,000,000 shares at $.001
           par value; issued and outstanding 4,055,612 shares at
           March 25, 2000 and 3,917,612 shares at June 26, 1999           4,056           3,918
      Additional paid in capital
                                                                      7,234,566       6,958,704
      Stockholders' notes receivable                                   (276,000)              0
      Accumulated deficit                                            (4,126,961)     (1,829,190)
      Accumulated other comprehensive income                                  0          10,484
                                                                   ------------    ------------

       Total stockholders' equity                                     2,835,661       5,143,916
                                                                   ------------    ------------

       Total liabilities and stockholders' equity                  $ 12,213,541    $ 10,205,006
                                                                   ============    ============

           The accompanying notes are an integral part of these financial statements.

                                      PALLET MANAGEMENT SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    13 WEEKS ENDED                 39 WEEKS ENDED
                                                    ---------------                --------------

                                                MARCH 25,       MARCH 27,      MARCH 25,       MARCH 27,
                                              ------------    ------------    ------------    ------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Net sales
           Manufacturing sales                $ 13,507,120    $  8,169,819    $ 40,872,518    $ 22,445,717
           Service sales                           647,937       2,577,223       3,377,881       7,024,413
                                              ------------    ------------    ------------    ------------
           Total net sales                      14,155,057      10,747,042      44,250,399      29,470,130


Cost of goods sold                              13,376,852       9,517,737      42,787,547      25,748,770
                                              ------------    ------------    ------------    ------------

Gross profit                                       778,205       1,229,305       1,462,852       3,721,360

Selling, general and administrative expense        842,733         770,882       3,371,015       2,159,956
                                              ------------    ------------    ------------    ------------

Operating profit (loss)                            (64,528)        458,423      (1,908,163)      1,561,404
                                              ------------    ------------    ------------    ------------

Other income (expense)
           Other income (expense)                    6,301        (155,823)          5,337          (1,778)
           Interest expense                       (119,619)        (67,707)       (394,945)       (248,619)
                                              ------------    ------------    ------------    ------------
           Total other income (expense)           (113,318)       (223,530)       (389,608)       (250,397)

Earnings before income taxes                      (177,846)        234,893      (2,297,771)      1,311,007
                                              ------------    ------------    ------------    ------------

Income tax expense (benefit)                             0        (221,881)              0        (221,881)
                                              ------------    ------------    ------------    ------------

Net earnings (loss)                           $   (177,846)   $    456,774    $ (2,297,771)   $  1,532,888
                                              ============    ============    ============    ============
Net earnings (loss) per common share:
             Basic                            $       (.04)   $        .11    $       (.58)   $        .44
                                              ============    ============    ============    ============
             Diluted                                     *    $        .08               *    $        .33
                                                                                              ============


Weighted average common shares: (`000's)
            Basic                                    4,030           3,918           3,955           3,466
            Diluted                                      *           5,608               *           4,636

* exercise of warrants and options would be anti-dilutive


                 The accompanying notes are an integral part of these financial statements.

                           PALLET MANAGEMENT SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOW

                                                               39 WEEKS ENDED
                                                         --------------------------
                                                          MARCH 25,      MARCH 27,
                                                            2000           1999
                                                         -----------    -----------
Cash flows from operating activities:
   Net earnings (loss)                                   $(2,297,771)   $ 1,532,888
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
   Depreciation                                              466,488        354,067
   Loss on disposal of property and equipment                210,823              0
   Loss on sale of investment                                  4,129              0
   (Incr.) Decr. in operating assets:
          Accounts receivable                             (1,706,186)      (490,055)
          Inventories                                       (109,365)      (781,250)
          Other current assets                              (290,863)      (328,750)
          Other assets                                       889,181       (303,160)
   Incr. (Decr.) in operating liabilities:
          Accounts payable                                 2,472,731        693,724
          Accrued liabilities and taxes                      125,134        491,133
          Deferred credits                                         0        (31,381)
                                                         -----------    -----------

   Net cash used in operating activities                    (813,864)     1,137,216
Cash flows from investing activities:
   Purchase of property and equipment                       (574,440)    (1,936,469)
   Payments for deposits on equipment                       (706,727)             0
   Proceeds from sale of property and equipment              221,706              0
   Proceeds from sale of investment                           14,982              0
                                                         -----------    -----------

   Net cash used in investing activities                  (1,044,497)    (1,936,469)

Cash flows from financing activities:
   Borrowing from (payments to) lenders                    1,718,925     (1,676,572)
   Capital contributed                                             0      2,423,940
                                                         -----------    -----------
   Net cash provided by (used in)
          financing activities                             1,718,925        747,368
                                                         -----------    -----------
Decrease in cash                                            (139,418)       (51,885)

Cash at beginning of period                                  262,117        401,166
                                                         -----------    -----------
Cash at end of period                                    $   122,699    $   349,281
                                                         ===========    ===========

      The accompanying notes are an integral part of these financial statements.

Pallet Management Systems, Inc.
Notes to Financial Statements
March 25, 2000


NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated balance sheet as of March 25, 2000, the consolidated statements of operations for the thirteen-week and thirty-nine week periods ended as of March 25, 2000 and March 27, 1999, and the consolidated statement of cash flows for the thirty-nine week period ended as of March 25, 2000, have been prepared by Pallet Management Systems, Inc. (the "Company" or "Pallet") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report to shareholders filed on Form 10-KSB as of June 26, 1999.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  DEBT AGREEMENT

         The Company's credit facility with the National Bank of Canada had various covenants that required the Company to maintain certain financial ratios. As of March 25, 2000, the Company was not in compliance with several of these covenants. On April 14, 2000, the Company completed a new financing agreement with LaSalle Business Credit to replace the National Bank of Canada facility and as of that date was in full compliance with all loan covenants.

         The new financing consists of a revolving loan and two term loans. On April 14, 2000, the Company borrowed $1,504,874 under the revolving loan and $1,821,000 and $1,388,000 under the two term loans. These funds were used to repay the existing indebtedness.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate (9.0% at April 14, 2000). Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At April 29, 2000, the Company had $1,957,389 of availability under the revolving agreement. Borrowings under the revolving loan are reflected as current liabilities.

         The $1,821,000 term loan is payable in monthly installments of $21,679 plus interest at the bank's prime rate plus 0.25% (9.25% at April 14, 2000) through April 2003, with possible year to year renewals through 2007. The loan is collateralized by substantially all of the assets of the Company.

         The $1,388,000 term loan is payable in monthly installments of $11,567 plus interest at the bank's prime rate plus 0.5% (9.5% at April 14, 1000) through April 2003, with possible year to year renewals through 2010. The loan is collateralized by substantially all of the assets of the Company.

     Long term debt on the accompanying balance sheet reflects the terms of the new financing.

NOTE 3.  INVENTORIES

   Inventories consisted of the following at March 25, 2000 and June 26,1999:

                                    March 25, 2000   June 26, 1999
                                    ------------------------------

          Raw material              $1,630,629       $  999,992

          Work in process               99,860          640,274

          Finished goods               245,370          226,228
                                    ---------------------------
          TOTAL                     $1,975,859       $1,866,494
                                    ===========================


NOTE 4.  NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

         Net earnings (loss) per share of common stock were determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                                       13 Weeks Ended        39 Weeks Ended
                                                                     March 25, March 27,   March 25,  March 27,
                                                                       2000      1999        2000       1999
         Basic earnings per share:
Net income                                                          $    (178)  $  457     $ (2,298)  $1,533
                                                                    ---------   ------     --------   ------

Weighted average common shares
    outstanding for the period                                          4,030    3,918        3,955    3,466
                                                                    ---------   ------     --------   ------

Basic earnings per share of
    common stock                                                    $    (.04)  $  .11     $   (.58)  $  .44
                                                                    =========   ======     ========   ======


Diluted earnings per share:
Net income                                                          $    (178)  $  457     $ (2,298)  $1,533
                                                                    ---------   ------     --------   ------

Weighted average common shares
   outstanding for the period                                           4,030    3,918        3,955    3,466
                                                                    ---------   ------     --------   ------

Increase in shares which would
    result from exercise of stock options                               *        1,690         *       1,170

Weighted average common shares,
   assuming conversion of the above
   securities                                                           *        5,608         *       4,636
                                                                    ---------   ------     --------   ------

Diluted earnings per share of
   common stock                                                         *       $  .08         *      $  .33
                                                                    =========   ======     ========   ======

            * exercise of warrants and options would be anti-dilutive

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

NOTE 6.  SIGNIFICANT EVENTS

         In January 2000, the Company experienced a $273,000 loss at its Lawrenceville facility. The loss is attributed to a number of factors which occurred during that month including the facility being closed for almost two weeks due to record snow and ice storms, a seasonal increase of raw material prices, and a reduction and cancellation of anticipated sales of stringer pallets which resulted in top graded lumber being utilized on lower graded and lower priced pallets as a result of the order cancellation.

         During the thirteen week period ended March 25, 2000, in connection with the exercise of options by two stockholders, the Company received notes receivable totaling $276,000.

         At the April 27th annual shareholder's meeting, the shareholders elected three new outside directors to its Board of Directors. Philip Feltman, Robert Steiler and Ronald Shindler were elected to join David Sass on the Board. Prior to the meeting, John C. Lucy III, Donald Radcliffe and Zachary Richardson resigned from the Board. Mr. Lucy remains Chief Executive Officer and Mr. Richardson remains President.

         During the thirty-nine week period ended March 25, 2000, the Company expensed costs totaling $765,000. Costs included in selling, general and administrative consist of $32,000 of legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina, and Richmond, Virginia, offices, and $192,000 for custom software which is outdated and no longer to be used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois, facility that is not economically efficient, and $325,000 related to the closing of the Lakeland, Florida, facility. The Lakeland, Florida, facility generated $3.5 million in service sales annually. Included in interest expense is $72,000 relating to costs of obtaining the National Bank of Canada loan, which were being amortized over the life of the loan.

PART I
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company") for the thirteen and thirty-nine week periods ended March 25, 2000, and March 27, 1999.

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

RESULTS OF OPERATIONS

GENERAL

         Pallet Management Systems Inc. has grown to be one of the largest pallet companies in the more than $6 billion United States pallet industry by providing value-added products and services to its customers. The customer base has grown to over 100 Fortune 1000 companies including AlliedSignal, CHEP America, DuPont, IAMS, Monsanto, Mitsubishi, Siemens, and various governmental agencies. Sales for the first three-quarters of fiscal year 2000 were over $44 million with 5 facilities in 4 states.

         The majority of the Company's revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics become more complex, existing customers, as well as prospective customers, are seeking new ways to streamline distribution and reduce costs, which is opening a huge service oriented market for the Company. With this shift in focus toward services and cost efficiency, the Company has started providing "state of the art" logistical services known as Reverse Distribution. Reverse Distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip. This shift in focus toward supply chain cost efficiency by the customer base is by far the most dramatic shift in focus and provides the most opportunity for the Company.

         The Company has two lines of business; manufacturing and services:

         Manufacturing: The Company has two primary categories of manufacturing:
         CHEP grocery pallets and specially engineered niche market pallets. The Company has multi-year contracts to manufacture high quality pallets for CHEP, the world's largest lessor of rental pallets.

         Pallets that are uniquely engineered to transport a specific product are classified as niche market pallets. In addition to CHEP, the company's customer base is primarily composed of customers who require niche pallets. These types of pallets provide lower volumes and higher margins than CHEP pallets.

         Services: The Company has three categories of services; first is retrieval, sortation, repair, warehousing and return; second is Reverse Distribution; and third is other products.

         First - Retrieval, sortation, repair, warehouse and return services enable customers to better utilize their packaging assets. In addition to being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet users currently discard a large portion of new pallets after one use. The condition and size of these pallets vary greatly. The pallets are sorted and repaired as needed, placed in storage and made available for return to service ("depot services"). Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet return operations remains a labor-intensive process.

         Second - Reverse Distribution can carry the retrieval, sort, repair, warehouse, and return services one step further by contracting with a customer to manage, track and provide valuable management information for their pallet flow. During the quarter ended March 25, 2000, the Company launched "PalletNettm" a new value-added, "e-logistics" services product. As part of the company's strategy to use the Internet to improve the functionality of its service offerings, PalletNet is a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains. The principal services PalletNet offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve shipping asset controls and reduce cost and waste from the supply chain, while improving inventories and enhancing customer satisfaction. By coupling PalletNet with the Internet, the Company is creating value for the customer through lower costs and improved efficiencies. The PalletNet e-portal is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNet to their operations. In addition, PalletNet has the capacity to use either bar codes or radio frequency identification ("RFID") tags to track individual pallets and the equipment transported on them. These new, "state of the art", logistics and information system capabilities provide customers and Pallet Management Systems Inc. the technical support requirements to manage an efficient reverse distribution operation and asset management of valuable transport packaging.

         Third - Pallet Management Systems, Inc. functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

         Without the pallet, the supply chain would be severely hampered, though it is also the weak link in the supply chain. If a manufacturer or wholesaler can manage their pallet assets, distribution logistics become dramatically simplified and more cost effective. Unlike most companies that are entering the logistical distribution arena through the transportation industry, the Company is responding to customer demands for Reverse Distribution through the pallet industry. This approach will provide the Company a more cost-effective "seamless system" which provides increased benefits to the customer base and will give Pallet Management Systems, Inc. an advantage over competition from current logistic companies.

         As the market for Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are significant. The Company is working diligently as an industry leader in this area, as the growth potential continues to unfold.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to be $6 billion in 2000. The Company is positioning Pallet Management Systems, Inc. to become a third party sub-specialist in reverse logistics of pallets and other packaging material. The third party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

THIRTEEN WEEKS ENDED MARCH 25, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 27, 1999

         For the thirteen-week period ended March 25, 2000, net sales increased 31.7% to $14,155,000 from $10,747,000 for the comparable 1999 period. During the thirteen-week period ended March 25, 2000, manufacturing sales increased 65.3% to $13,507,000 from $8,171,000, and services decreased by 74.9% to $648,000 from the $2,577,000 recorded for the same thirteen-week period ended March 27, 1999. The increase in manufacturing sales was due to sales from two new manufacturing facilities that commenced operations subsequent to March 27, 1999. The decrease in service sales is due to closing the Lakeland facility in December 1999.

         The result of operations for this thirteen-week period was a loss of $178,000 as compared to income of $457,000, achieved for the same thirteen-week period ended March 27, 1999. During this period the Company was in the process of installing improved internal controls and more effective systems. During this period additional charges of $75,000 were experienced in the closing of the Lakeland facility. The Lawrenceville facility experienced a loss of $273,000 in the month of January. This loss is attributed to a number of factors which occurred during that month including the facility being closed for almost two weeks due to record snow and ice storms, a seasonal increase of raw material prices, and a reduction and cancellation of anticipated sales of stringer pallets which resulted in top graded lumber being utilized on lower graded and lower priced pallets as a result of the order cancellation.

         The Company experienced a 9.3% increase in Selling, General and Administrative expenses to $843,000 from $771,000 for the comparable 1999 period. The increase was a result of additional administrative costs related to the sales volume increase and expenses related to expanding the Reverse Distribution business and investments in the PalletNet web page and PalletNet e-portal. A $52,000 (76.7%) increase in interest expense was recorded for the thirteen-week period ended March 25, 2000, due to the increased borrowing related to increased sales volume. The increased sales volume required increased borrowing to fund the purchases of raw materials for production.

         A net loss of $178,000 or ($0.04) per share was realized during the thirteen week period ended March 25, 2000, compared to net earnings of $457,000 or $0.11 per share recorded for the same period last year. The Company did not record any tax benefit on the loss due to uncertainty regarding future realizability.

THIRTY-NINE WEEKS ENDED MARCH 25, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 27, 1999

         For the thirty-nine week period ended March 25, 2000, net sales increased 50.2% to $44,250,000 from $29,470,000 for the comparable 1999 period.

         During the thirty-nine week period ended March 25, 2000, manufacturing sales increased 82.1% to $40,873,000 from $22,446,000, and services decreased by 51.9% to $3,378,000 from the $7,024,000 recorded for the same thirty-nine week period ended March 27, 1999. The increase in manufacturing sales was due to two new manufacturing facilities that commenced operations subsequent to March 27, 1999. The decrease in service sales is due to closing the Lakeland facility in December 1999. The result of operations for this thirty-nine week period was a loss of $2,298,000 as compared to earnings of $1,533,000 achieved for the same thirty-nine week period last year. During this period that the company underwent a reorganization of management in which management positions were eliminated and substantial charges were incurred totaling approximately $725,000. Of this amount, costs included in selling, general and administrative consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina, and Richmond, Virginia, offices and $192,000 for custom software which is outdated and no longer to be used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois, facility that is not economically efficient, and $325,000 related to the closing of the Lakeland, Florida, facility. Included in interest expense is $72,000 in costs relating to costs of obtaining the National Bank of Canada loan, which were being amortized over the life of the loan.

         In addition, substantial expenses relating to the opening of the three new facilities, operational inefficiencies, and an estimated $640,000 theft at our Bolingbrook facility significantly impacted earnings. The Company has hired a private investigator to work with the authorities on the Bolingbrook situation. Internal controls have been altered in our attempt to prevent reoccurrence.

         The Company experienced a 56% increase in Selling, General and Administrative expenses to $3,371,000 from $2,160,000 for the comparable 1999 period. This increase was a result of additional administrative costs related to the sales volume increase and expenses related to expanding the Reverse Distribution business and investments in the PalletNet web page and PalletNet e-portal. A $146,000 (58.9%) increase in interest expense was recorded for this thirty-nine week period ended March 25, 2000, due to the increased sales volume and a charge to interest for the National Bank of Canada loan. The increased sales volume required increased borrowing to fund the purchases of raw materials for production.

         A net loss of $2,298,000 or ($0.58) per share was realized during the thirty-nine week period ended March 25, 2000, compared to a net earnings of $1,533,000 or $0.44 per share recorded for the same period last year. The Company did not record any tax benefit on the loss due to uncertainty regarding their future realizability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $123,000 of cash on hand at March 25, 2000, versus $262,000 at the beginning of the fiscal year, a decrease of $139,000. The decrease in cash is primarily attributed to $813,864 used in operating activities and $1,044,479 used in investing activities, which was offset by an increase in net borrowings of $1,719,000.

         The Company's credit facility with the National Bank of Canada had various covenants that required the Company to maintain certain financial ratios. As of March 25, 2000, the Company was not in compliance with several of these covenants. On April 14, 2000, the Company completed a new financing agreement with LaSalle Business Credit to replace the National Bank of Canada facility and as of that date was in full compliance with all loan covenants.

         During the first nine months ended March 25, 2000, the Company incurred a net loss of $2,297,771 and had an accumulated deficit of $4,126,961 at March 25, 2000. The Company has already implemented certain steps in the first nine months of the fiscal year to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. The Company believes that existing cash on hand, cash provided by future operations including both the expansion of the Plainfield manufacturing facility and the PalletNet distribution products and services, additional borrowings under its current line of credit, and a net working capital of $696,358 as of March 25, 2000, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months.

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

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's credit facility with the National Bank of Canada had various covenants that required the Company to maintain certain financial ratios. As of March 25, 2000, the Company was not in compliance with several of these covenants. On April 14, 2000, subsequent to the quarter end, the Company completed a new financing agreement with LaSalle Business Credit to replace the National Bank of Canada facility and as of that date was in full compliance with all loan covenants.

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

                                       PALLET MANAGEMENT SYSTEMS, INC.


Dated:   May 15, 2000                  By:  /s/ ZACHARY RICHARDSON
                                            ------------------------------------
                                                Zachary M. Richardson, President