Form 10QSB/A
period 2000-03-25
PALLET MANAGEMENT SYSTEMS INC
filed 2000-05-31
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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

                           PALLET MANAGEMENT SYSTEMS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOW

                                                               39 WEEKS ENDED
                                                         --------------------------
                                                          MARCH 25,      MARCH 27,
                                                            2000           1999
                                                         -----------    -----------

Cash flows from operating activities:
   Net earnings (loss)                                   $(2,297,771)   $ 1,532,888
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
   Depreciation                                              466,488        354,067
   Loss on disposal of property and equipment                210,823              0
   Loss on sale of investment                                  4,129              0
   (Incr.) Decr. in operating assets:
          Accounts receivable                             (1,706,186)      (490,055)
          Inventories                                       (109,365)      (781,250)
          Other current assets                              (290,863)      (328,750)
          Other assets                                       311,016       (303,160)
   Incr. (Decr.) in operating liabilities:
          Accounts payable                                 2,472,731        693,724
          Accrued liabilities and taxes                      125,134        491,133
          Deferred credits                                         0        (31,381)
                                                         -----------    -----------


   Net cash used in operating activities                    (813,864)     1,137,216
Cash flows from investing activities:
   Purchase of property and equipment                       (574,440)    (1,936,469)
   Payments for deposits on equipment                       (706,727)             0
   Proceeds from sale of property and equipment              221,706              0
   Proceeds from sale of investment                           14,982              0
                                                         -----------    -----------

   Net cash used in investing activities                  (1,044,497)    (1,936,469)

Cash flows from financing activities:
   Borrowing from (payments to) lenders                    1,718,925     (1,676,572)
   Capital contributed                                             0      2,423,940
                                                         -----------    -----------
   Net cash provided by (used in)
          financing activities                             1,718,925        747,368
                                                         -----------    -----------
Decrease in cash                                            (139,418)       (51,885)

Cash at beginning of period                                  262,117        401,166
                                                         -----------    -----------
Cash at end of period                                    $   122,699    $   349,281
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


         The $1,388,000 term loan is payable in monthly installments of $11,567 plus interest at the bank's prime rate plus 0.5% (9.5% at April 14, 2000) through April 2003, with possible year to year renewals through 2010. The loan is collateralized by substantially all of the assets of the Company.


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

                                       PALLET MANAGEMENT SYSTEMS, INC.



Dated:   May 30, 2000                  By:  /s/ ZACHARY RICHARDSON
                                            ------------------------------------
                                                Zachary M. Richardson, President