Form 10KSB40
period 2000-06-24
PALLET MANAGEMENT SYSTEMS INC
filed 2000-10-10
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 24, 2000

                        Commission file number 000-24405

                         Pallet Management Systems, Inc.

                 (Name of Small Business issuer in its charter)

                   Florida                                      59-2197020
                   -------                                      ----------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

            2855 University Drive
           Coral Springs, Florida                                33065
           ----------------------                                -----
  (Address of Principal Executive Offices)                     (Zip Code)

         Issuer's Telephone Number, Including Area Code: (954) 340-1290
                                                         ---------------

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

         Yes  X    No
             ---      ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for fiscal year 2000 were:  $ 62,445,175.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $14,483,742, based on the closing price of $3.5625 as of August 31, 2000.

As of September 30, 2000, there were 4,065,612 shares of the issuer's Common Stock, $.01 par value, outstanding.






                             PALLET MANAGEMENT, INC.

                                   FORM 10-KSB

                        FOR THE YEAR ENDED JUNE 24, 1999

                                TABLE OF CONTENTS

                                                                                                  Page No.



PART I .......................................................................................      2

Item 1.Description of Business ...............................................................      2

Item 2.Description of Property ...............................................................     12

Item 3.Legal Proceedings .....................................................................     12

Item 4.Submission of Matters to a Vote of Security Holders ...................................     13

PART II ......................................................................................     14

Item 5.Market for Common Equity and Related Stockholder Matters ..............................     14

Item 6.Management's Discussion and Analysis or Plan of Operations ............................     14

Item 7.  Financial Statements ................................................................     24

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure      24

PART III .....................................................................................     25

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
         16(a) of the Exchange Act ...........................................................     25

Item 10.  Executive Compensation .............................................................     28

Item 11.  Security Ownership of Certain Beneficial Owners and Management .....................     32

Item 12.  Certain Relationships and Related Transactions .....................................     34

Item 13.  Exhibits and Reports on Form 8-K ...................................................     34


                           FORWARD-LOOKING STATEMENTS

         Pallet Management Systems, Inc. ("Pallet Management," or the "Company") cautions readers that certain important factors may affect Pallet Management's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of Pallet Management. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Pallet Management is also subject to risks detailed herein (see Item 6, "Risk Factors") or detailed from time to time in Pallet Management's filings with the Securities and Exchange Commission.

                                     PART I

Item 1.       Description of Business

Introduction

         Pallet Management was the first pallet company in the United States to become publicly traded, in an industry currently valued at an estimated $6 billion. The Company is a leader in total solutions for pallet and other transport packaging requirements and offers a wide variety of products and services, from manufacturing to reverse distribution services. The primary users of Pallet Management's services are companies from various industries, including food and beverage; steel and metal; chemical and fluid; paper and fiber; and printing.

         The Company is an industry leader in reducing product distribution costs for major manufacturers and distributors by providing value-added transport packaging products and logistical services. As one of the largest pallet manufacturing companies in the United States, Pallet Management has continued to expand its line of business to include related transport packaging, logistical and repair services. With two related lines of business, manufacturing and services, Pallet Management primarily manufactures wood pallets, which are the base of all transport packaging, and warehouse-manufactured goods. Services related to transport packaging, which are focused at reducing customer distribution costs, include transport packaging retrieval, repair, recycling, sorting, storage, reverse distribution, tracking, and other value added information services.

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

         Pallet Management's strategy is to manufacture and service pallets or containers for niche markets. Manufacturing operations complement expansion of the Company's related pallet and other transport packaging services that will increase gross margins. All of Pallet Management's products and services are designed to assist its customers in reducing the cost per trip of shipments of goods.

         In order to fulfill the increasing demand for transport management services, Pallet Management expects to expand its service offerings and its network of facilities by opening company-owned facilities as well as entering into affiliations with other pallet and logistics companies in strategic locations. These additional locations will provide local retrieval, repair, sortation, storage and recycling services for Pallet Management's national customers. Pallet Management also expects to be able to accelerate its internal growth by marketing expanded value-added information services to new and existing customers.

         Pallet Management is also seeking acquisitions as part of its growth strategy. Acquisitions will enable it to capitalize on the significant trends currently affecting product manufacturing and distribution practices throughout the U.S. These trends include the increasing reliance by shippers and logistics agents on outsourcing to smaller, better-capitalized companies which specialize in specific segments of the distribution chain.

Industry Overview

Pallet Industry

         A pallet is a platform, usually made of wood and assembled with metal nails that is used for storing and shipping goods. Pallets allow goods to be transported or warehoused economically by providing a foundation for forklifts and vertical storage. Pallets are used in virtually all U.S. industries where products are physically distributed, including the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries. Without pallets, shipping by air, land and sea would be severely hampered. Pallets come in a wide range of shapes and sizes. Although pallets are primarily made of wood, they may also be made from steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. It is estimated by industry sources that there are over 7 pallets for each person in the United States, and Pallet Management believes that there are over 1,000 different sizes and specifications of pallets used in North America. The grocery industry, however, which accounts for approximately one-third of the all new pallets produced in the United States, uses a standard size 48 x 40-inch pallet referred to as a GMA pallet. Other industries utilize unique specifications that are appropriate for their particular needs. According to a survey conducted by the National Wooden Pallet and Container Association ("NWPCA"), 91% of pallet users reported using wood pallets, with just 5% or less using plastic, a combination of wood and plastic, or other material. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

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

         Based on information supplied by industry sources, Pallet Management estimates that the U.S. pallet industry generated revenues of approximately $6 billion in 1998, and it is served by approximately 3,600 companies, most of which are small, privately-held entities. These companies are generally operating in only one location and serving customers within a limited geographic region. The industry is generally composed of companies that manufacture new pallets and companies that repair and recycle pallets. According to the U.S. Forest Service, there are approximately 2 billion pallets in the United States, with 1 billion in use. They estimate 400 million new wood pallets are produced annually, 175 million wood pallets are repaired and sent back into circulation, and 225 million wood pallets are sent to landfills. New wood pallet sales in the United States alone are in excess of $4 billion per year.

         The pallet industry has experienced significant changes and growth during the past several years. These changes are due, among other factors, to the focus by Fortune 1000 businesses on improving the logistical efficiency of their manufacturing and distribution systems. This focus has caused many of these businesses to attempt to reduce significantly the number of vendors serving them in order to simplify their procurement and product distribution processes. It has also prompted large manufacturers and distributors to outsource key elements of those processes that are not within their core competencies and to develop just-in-time procurement, manufacturing, and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand for a high quality source of pallets has increased. Palletized freight facilitates movement through the supply chain by reducing costly loading and unloading delays at distribution centers and warehouse facilities. However, the use of low-quality or improperly sized pallets may increase product damage during shipping or storage. As a result, there has been an increased demand for high-quality pallets in an attempt to decrease the cost per trip by reducing product damage during shipping and storage, and increasing the number of trips for which pallets can be used.

         The broad changes affecting the U.S. industry have created significant demand for higher quality pallets distributed through an efficient, more sophisticated system. Environmental and cost concerns have also accelerated the trend toward increased reuse or "recycling" of pallets and certain other transport packing materials, further increasing the importance of the quality of newly manufactured pallets. In recognition of these trends, CHEP has established an international system that provides high-quality pallets to customers worldwide. CHEP is a partnership created by Brambles Industries Limited, an Australian publicly-held corporation, and GKN, Ltd., a publicly held U.K. corporation. CHEP outsources its pallet manufacturing and some of its repair operations. During the fiscal year ending June 24, 2000, approximately 83% of Pallet Management's revenues and a significant percentage of Pallet Management's growth were attributable to CHEP. Pallet Management expects to continue to build its relationship with CHEP. However, additional growth is anticipated to diversify revenues into other areas.

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

         Due to the high cost of plastics and other materials, wood is the preferred and "more environmentally conscious" material (a renewable resource) for pallets. Wood pallets are also generally stronger, more repairable, and less expensive than comparable plastic pallets. Plastic pallets currently have a limited market where "closed loop" systems can be individually monitored and retrieved for reuse.

Third Party Logistics Industry

         As manufacturers and retailers continue to drive down the costs of distribution, they will continue to look to third party logistics companies. It is estimated that about 7%, or approximately $40 billion, of relevant logistics costs are currently managed by third party logistics companies. Within the next 3 to 5 years, this sector could capture 10% to 15% of the available market. Third party logistics companies include outsourcing companies that manage portions of a company's supply chain. Outsourcing supply chain management gives companies a competitive edge and drives profitability. The third party logistics industry is expected to experience an annual growth rate of about 20%, driven primarily by the continued outsourcing of specific supply chain logistics functions. Management believes that this industry will eventually be ready for consolidation, as customers will want third-party logistic companies to increase their scope of service offerings on a global level.

         Reverse Distribution, a sub-industry of the logistics industry, is estimated to have grown from $4.6 billion in 1997 to over $7.7 billion in 2000 in the United States. It is rapidly growing and becoming more diverse and complex as its importance to the supply chain becomes more evident. Reverse Distribution is defined as the opposite of direct distribution. It is moving products back up the supply chain to the original manufacturer, and reverse logistics is the process by which this occurs. The increasing importance of reverse distribution in the market place is a key factor in the dramatic changes taking place in the pallet industry.

         Until recently, pallet manufacturers were focused on producing the cheapest pallet for their customers, who considered their packaging material an expense. Manufacturers and distributors are now discovering that the lowest cost per trip for their packaging material is realized when high quality packaging is utilized and subsequently returned for re-use in a reverse distribution system. They are viewing packaging material now as an asset instead of an expense and require a reverse distribution system to return their packaging assets. Pallet Management is aggressively pursuing this market as a sub-specialist in reverse distribution for packaging materials.

Growth Strategy

         Pallet Management's goal is to become a leading national provider of pallets and related transport packaging services by continuing to expand its existing operations and seeking strategic acquisitions. Pallet Management believes that a significant market opportunity exists for a company that can consistently offer high-quality pallets and related value-added services to large pallet users in the U.S. Pallet Management believes that its management's experience, industry reputation, and existing customer base will provide the Company with a significant competitive advantage as it pursues its growth strategy. Elements of its strategy include:

        o        CHEP
        o        Specifically Engineered Niche Market  Manufacturing
        o        Reverse Distribution Services
        o        Acquisitions

CHEP

         Pallet Management has entered into a series of multi-year manufacturing agreements with CHEP to produce specially engineered grocery pallets in strategic locations. CHEP is the world's largest pallet pooling company with a pallet pool worth over $2 billion consisting of over 110 million pallets in more than 30 countries worldwide. CHEP markets to the grocery, retail, and automotive industries, where large volumes of standard size pallets can be contained in a closed loop-system. Based on published information, CHEP has a market share of 88% of all leased pallets worldwide and dominates 90% of the markets in which they operate. CHEP is by far the largest participant in the U.S. pallet industry and does not have a significant pallet-pooling competitor. During each of the calendar years 2000 and 2001, Chep is projected to invest several hundred million dollars to purchase 16 million new pallets as their growth continues to accelerate in the United States.

         Pallet Management opened a new manufacturing facility in Rogersville, Alabama, in September 1998, another manufacturing facility in Bolingbrook, Illinois, just outside Chicago, in April 1999, and a third manufacturing facility in Plainfield, Indiana, just outside Indianapolis, in August 1999. Pallet Management is currently using these new facilities to manufacture CHEP pallets. Pallet Management has invested over $4.2 million in "state-of the art" pallet manufacturing equipment for these facilities, including a new $1.5 million "Vanderloo" nailing machine system custom made for Pallet Management in Holland and installed at the Company's Plainfield, Indiana facility.

          In addition to pallet manufacturing, Pallet Management also offers to CHEP Reverse Distribution Services. Pallet Management has a facility which sorts, repairs, warehouses and returns pallets to the CHEP pallet pool.

         Pallet Management has had a business relationship with CHEP for over ten years and CHEP is expected to be Pallet Management's largest customer for the next several years during which Pallet Management will support CHEP's projected growth. While Pallet Management is continuously developing its CHEP relationship, it continues to aggressively pursue other areas of growth, which are expected to generate higher margins.

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

         Niche market pallets are uniquely engineered to transport a specific product and are not universally used like the standard GMA or CHEP pallet. Examples of niche pallets Pallet Management builds include those for the metals and the fibers industries. These types of pallets are specially engineered by Pallet Management by using PDS (Pallet Design System), a system developed by Virginia Tech's Pallet Laboratory in conjunction with the National Wooden Pallet and Container Association.

         Most niche market pallets cost more than high volume grocery pallets and yield high margins due to their uniqueness and strict specifications, which are required for automated warehousing operations. Pallet Management is aggressively marketing its experience and expertise in this area, as it believes that large manufacturing companies will always have a demand for specially engineered pallets to transport certain kinds of goods.

Reverse Distribution Services

         As large manufacturers have focused more of their attention on reducing distribution costs, Pallet Management has expanded the marketing of its Reverse Distribution Services. Reverse Distribution is the systematic retrieval, sortation, repair, warehouse and return of pallets and other packaging material that creates closed-loop return systems between the manufacturer, their customers, and their vendors. Pallet Management's customers own the pallets or containers that are loaded with their products for transport. Large manufacturing companies often make sizable investments in specially engineered and heavy-duty pallets. Pallet Management can recover, sort, repair, warehouse and return a niche pallet to a customer for significantly less than the cost of a new pallet, thereby eliminating or reducing some of its customers' distribution expenses. At the same time, Pallet Management generates greater margins than when a new pallet is built. The key to successfully implementing a large-scale reverse distribution program is to have an integrated retrieval network. Pallet Management is actively seeking strategic relationships to more fully develop a nationwide reverse distribution network.

         Pallet Management is forming the majority of its reverse distribution network through the utilization of the over 3,600 existing pallet manufacturers and recyclers across the United States, as well as creating its own facilities. Many of the smaller pallet companies are looking for an affiliation with a national company as they lack the ability to market their company beyond a limited geographic region, customers demand more diverse geographical services, and CHEP continues to impact the grocery pallet market. Pallet Management believes that many of these companies have excess capacity and are willing to affiliate with Pallet Management on a fee-for-service basis.

         During this fiscal year, the Company launched PalletNet, an Internet logistics and information system that manages the flow of pallets and other shipping platforms and containers throughout industrial supply chains. As part of the Company's strategy to use the Internet to enhance customer service, PalletNet provides reverse distribution with a single source national contact. This service is supported by leading edge technology that enables users to improve asset control and reduce cost and waste from their supply chain.

         With PalletNet, the Company creates added value for the customer through lower costs and improved efficiencies. Several Fortune 500 companies currently use the expanded services of PalletNet, which enables the Company to gain additional business from both existing and potential customers.

         The PalletNet e-portal is a browser-based user interface combined with three levels of security management which delivers safe and unlimited access to customers. Customers can view exactly where their shipping platforms and containers are in their supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNet to their operations. In addition, PalletNet has the capacity to use bar codes and integrate radio frequency identification ("RFID") tags to track individual pallets and the equipment transported on them.

         These additional services provide the Company's customers the flexibility to meet almost any industrial needs in terms of reverse distribution and transport packaging, and an even higher level of customer service and improved supply chain efficiency.

Acquisitions

         Pallet Management intends to actively pursue acquisitions within its existing markets and new markets to increase its market penetration, as well as to provide a broader range of services to existing customers in those markets. These acquisitions will primarily involve transport services businesses and smaller pallet companies whose operations can be incorporated into Pallet Management's existing operations without a significant increase in infrastructure, as well as those that will provide Pallet Management with the ability to service new customers or existing customers in new locations. Pallet Management does not currently plan to acquire any significant additional manufacturing capacity and does not have any current agreements or understandings for any acquisitions. The Company will avoid such activities until current operations are stabilized. The consideration for such acquisitions, if consummated, could consist of cash, debt, equity or any combination thereof.

Current Operations

Manufacturing

        o        High volume, high quality CHEP grocery pallet manufacturing
        o        Low volume, specially engineered niche pallet manufacturing

Services

        o        Reverse Distribution Services
        o        Retrieval, sort, repair, warehouse and return services
        o        Other Products

         Manufacturing. New pallet manufacturing represents approximately 92% of Pallet Management's revenues. The manufacturing process for new pallets at each of Pallet Management's facilities is generally the most capital intensive part of the business, with the majority of assembly and construction being automated. New pallets are manufactured from an assortment of wood products, varying in type and quality, with construction specifications determined by the pallet's end user. Pallet Management believes that approximately 70% of the wood used in new pallets manufactured in North America consists of hardwood (including, oak, poplar, alder and gum), with the balance consisting of pine or other softwoods.

         Pallet Management utilizes sawing equipment, which cuts large wood sections to specification. The Company also purchases a vast quantity of pre-cut lumber from outside vendors for pallet manufacturing. The cut wood is then transported to assembly points where employees load the stringers ("runners") or blocks and deck boards into nailing machines which nail the pallets together. A typical nailing machine produces 1500 - 2,000 pallets per 8-hour shift with three to ten employees. After construction is completed, pallets are prepared for shipment or storage.

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

         Services. Reducing the cost of product distribution in the supply chain is the focus of Pallet Management's value-added services. Retrieval, sortation, repair, warehouse and return services enable the customer to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet Management initiates the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size, condition and potential customer. Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventory at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other goods. Despite recent increases in levels of automation, pallet return operations remain a labor-intensive process.

         Other Products and Services. Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

The Nelson Company Acquisition

         In June of 1999, Pallet Management entered into an acquisition agreement with The Nelson Company, a Baltimore, Maryland based pallet company. Due to the inability to timely complete bank financing, the acquisition was unwound in December 1999.

         Pallet Management and The Nelson Company continue to work closely in co-venture business relationships as they have done over the past 20 years. The Nelson Company has a seasoned sales force that is strong in the analysis and sales of reverse distribution networks, and compliments Pallet Management's sales force in its drive for new PalletNet business.

Marketing and Distribution

         Pallet Management uses its internal sales force in marketing its products and services. With services being the primary focus of all marketing efforts, Pallet Management seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of services and products.

         Pallet Management has over 200 customers, many of which are Fortune 1000 companies, including Honeywell, CHEP Americas, DuPont, IAMS, Mitsubishi, Monsanto, Scotts Company, and various governmental agencies.

         During the fiscal year ended June 24, 2000, CHEP accounted for approximately 83% of Pallet Management's revenues. No other single customer accounted for 10% or more of Pallet Management's revenues. Pallet Management enters into contracts with CHEP on a facility by facility basis, and the terms of such contracts vary in accordance with the service to be provided. The Company's depot/repair agreement with CHEP, entered into in Petersburg, Virginia, may be terminated with or without cause and has a fixed term of three years, which is to expire in December 2000. We are working with Chep to extend this agreement. Manufacturing contracts are on a multi-year basis and have varying minimum pallet purchase requirements for each facility. All of the CHEP contracts prohibit Pallet Management from engaging the corresponding facilities to compete with CHEP during the term of the agreement and for up to three years thereafter in the pallet leasing business and from repairing pallets for other pallet leasing companies.

Suppliers

         Pallet Management believes that there is an adequate supply of raw material components for pallet production. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. Pallet Management has several principal suppliers, which are rotated depending on availability. During the fiscal year ended June 24, 2000, Pallet Management purchased lumber and plywood from over 50 vendors. The three largest suppliers accounted for approximately 35%, 17% and 11 % of the lumber purchases. During the fiscal year ended June 24, 2000, Pallet Management purchased approximately 5.6% of its lumber from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), at prices comparable to vendors other than Clary. Clary is owned by John C. Lucy, Jr., a significant shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet Management's CEO. See Item 12, "Certain Relationships and Related Transactions." Pallet Management expects its percentage of purchases from Clary to decrease in the future as Pallet Management's lumber demands increase outside of Clary's geographic supply areas. Pallet Management does not believe that the loss of any vendor would materially adversely affect its financial condition or results of operations. Pallet Management intends to continue to pursue a strategy of purchasing from alternative sources of lumber.

         Pallet Management's sales prices are closely related to the changing costs and availability of lumber. While Pallet Management believes that it will benefit from strong relationships with multiple lumber suppliers, there can be no assurance that Pallet Management will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside Pallet Management's control, including governmental regulation of logging on public lands, lumber agreements between Canada and the U.S., and competition from other industries that use similar grades and types of lumber. In addition, adverse weather conditions may affect Pallet Management's ability to obtain adequate supplies of lumber at a reasonable cost. Pallet Management is also able to buy low quality lumber and upgrade such lumber at its own plants. Though Pallet Management has studied the broad use of alternative materials for the manufacture of pallets, such as plastic, it believes that there is not currently an available alternative raw material that possesses the tensile strength, recyclability and low cost of wood. Pallet Management continues to evaluate alternatives to wood and is receptive to their future use in pallet production.

Competition

         Pallet Management believes that the principal competitive factors in the pallet industry are price, quality of services and reliability. With over 3,600 industry participants, the pallet manufacturing industry has been and is expected to remain extremely fragmented and highly competitive. While there are several companies which have attempted to establish national pallet operations, most of Pallet Management's competitors are small, privately held companies that operate in only one location and serve customers within a limited geographic region. Pallet Management does not directly compete against many of these companies to a large extent due to its concentration on CHEP and specialty pallets, which are not made by most of its competitors, although they may at any time attempt to compete directly with Pallet Management. New pallet manufacturers can typically service up to a 300-mile radius, although recyclers rarely market beyond a 100-mile radius. Pallet Management believes that it will have a competitive advantage as it expands its national network of facilities, thus benefiting from economies of scale while interfacing with customers' nationwide distribution systems.

         Competition is often intense and Pallet Management faces most of its competition from other manufacturers. Pallet rental systems compete with new pallet sales to the grocery and wholesales distribution industries, and may expand into other industries in the future. Pallet Management does not compete to any significant extent with pallet rental systems in the grocery industry and intends to focus on industries and products in which pallet rental systems are not competitive.

         In addition, pallet manufacturing and recycling operations are not highly capital intensive and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets at lower costs than Pallet Management. Other companies with significantly greater capital and other resources than Pallet Management (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, changing the competitive dynamics of the industry. While Pallet Management estimates, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, there can be no assurance that Pallet Management will not face increasing competition from pallets fabricated from non-wooden components in the future. Pallet Management does not believe that non-wooden pallets will be widely used until it is demonstrated that they replicate the strength of wood pallets and until their cost decreases from their current levels, which are well above the cost of similar wood pallets.

         On a national level, at least one other company, IFCO systems, has announced plans for national expansion.

Employees

         Pallet Management currently has over 325 employees. These include production workers who work on new and recycled pallets, clerical personnel, logistical and computer personnel, facility management personnel, regional management personnel, sales force, customer service personnel, administrative personnel, and executive personnel.

Item 2.       Description of Property

         Facilities:  Pallet Management currently has 5 facilities in 4 states.

         Bolingbrook, Illinois - Manufacturing Plant: This facility opened in April 1999 at 335 Crossroads Suite B, Bolingbrook, Illinois in a 110,000-sq.-ft. facility with a 5-year lease ending February 2004. It will employ up to 65 people once fully operational and will manufacture pallets on high-speed, automated manufacturing lines.

         Lawrenceville, Virginia - Manufacturing Plant: Located at 10324 Liberty Road, Lawrenceville, Virginia, new pallet manufacturing is performed at this Company-owned facility using automated equipment. This facility's primary production is specifically engineered niche pallets and cutting lumber to size for pallet production at this facility and shipment to other company facilities. In addition, pallet recycling and repair services are performed at this location, which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000-sq.-ft. office building and employs over 145 people.

         Plainfield Indiana - Manufacturing Plant: This facility opened at 6030 Gateway Dr., Plainfield, Indiana, in August 1999 in a 130,000-sq.-ft. facility with a 5-year lease ending September 2004. It will employ up to 65 people once fully operational and will manufacture pallets on high-speed automated manufacturing lines.

         Petersburg, Virginia - Repair Depot: Located at 1925 Puddledock Road, Petersburg, Virginia, this facility processes, repairs, and stores all types of pallets. It contains a 40,000-sq.-ft. warehouse on eight acres of Company-owned, mortgage-free property. There are approximately 50 people employed at this facility, which contains "state of the art" automated sorting and repair equipment.

         Rogersville, Alabama - Manufacturing Plant: Located at 120 Industrial Park Road, Rogersville, Alabama, this facility opened in September 1998 in a 25,500-sq.-ft. facility on seven acres with a three-year lease terminating September 2001. It employs over 45 people manufacturing pallets on a high-speed automated manufacturing line.

         Corporate and Regional Offices: Corporate and regional offices are located at the following addresses.

         2900 Highwoods Parkway, Raleigh, North Carolina - Regional Offices - Three year lease expiring September 2002.

         2855 University Blvd, Suite 510, Coral Springs, Florida - Corporate Headquarters - Five year lease expiring in October 2005.

Item 3.       Legal Proceedings

         None.

Item 4.       Submission of Matters to a Vote of Security Holders

         On April 27, 2000 the Company held its annual meeting of shareholders. At the meeting, (i) five of the seven director nominees were elected, although three of the existing board members/nominees (John C. Lucy, III, Zachary M. Richardson and Donald Radcliffe) resigned prior to the meeting, (ii) the Company's 1998 Omnibus Stock Option Plan was ratified to increase the number of shares in the plan by 500,000, and (iii) the appointment of Pricewaterhouse Coppers, LLC as the independent auditors was ratified.

(i) The following individuals were elected to the Company's Board of Directors for a one-year term by the votes indicated, although three of the nominees (John
C. Lucy, III, Zachary M. Richardson and Donald Radcliffe) resigned prior to the meeting:


        Name                                              Votes For        Votes Against      Abstain
        ------------------------------------------- ------------------ ------------------ ------------
        John C. Lucy, III                                   1,667,963          2,070,044       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        Zachary M. Richardson                               3,277,954             33,400       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        Donald Radcliffe                                    1,706,954          2,037,594       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        David W. Sass                                       3,920,189                  0       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        Philip Feltman                                      3,298,895             19,000       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        Ronald Shindler                                     3,914,939              1,500       25,150
        ------------------------------------------- ------------------ ------------------ ------------
        Robert Steiler                                      3,485,814              3,750       25,150
        ------------------------------------------- ------------------ ------------------ ------------

(ii) Pallet Management's Omnibus Stock Option Plan was ratified by a vote of 3,038,292 for, 93,440 against and 18,400 abstaining.

 (iii) The appointment of Pricewaterhouse Coopers, LLP. was ratified by a vote of 3,836,238 for, 10,450 against and 725 abstaining.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

         Pallet Management's Common Stock is quoted on the OTC Bulletin Board under the symbol PALT. The following table sets forth the average of the high and low bid prices of the Pallet Management's Common Stock as reported on the OTC Bulletin Board for each quarter from June 28, 1999 through June 24, 2000. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                               High Bid                   Low Bid
                                                                         ----------------------     ---------------------
FISCAL 1999

June 28, 1998 through September 26, 1998                                          14 1/8                     3 1/2
September 27, 1998 through December 26, 1998                                      10 1/8                     5
December 27, 1998 through March 27 , 1999                                         11 1/4                     6 5/8
March 28, 1999 through June 26, 1999                                              10 15/16                   5 1/4

June 27 , 1999 through September 25, 1999                                          6 1/4                     3 7/8
September 26, 1999 through December 25, 1999                                       4                         2 1/8
December 26, 1999 through March 25, 2000                                           5 5/8                     1 1/2
March 26, 2000 through June 24, 2000                                               4 3/4                     3 1/8

         As of September 30, 2000, there were 967 holders of record of the Company's Common Stock. Pallet Management has not declared or paid any dividends on its Common Stock in the last two fiscal years. All stock data and per share amounts have been restated to give effect to the one-for-four reverse stock split in February 1998.

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

Sales of Unregistered Securities

         None.

Item 6.       Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with Pallet Management's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on a key customer, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other risk factors discussed in this report. See "Risk Factors." Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations

General

         The Company has grown to be one of the largest pallet companies in the more than $6 billion U.S. pallet industry, by providing value-added products and services to our customers. Our customer base has grown to over 200 Fortune 1000 companies with sales for fiscal year 2000 being $62,445,175 from five facilities in four states.

         The majority of the Company's revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics have become increasingly complex, the Company's existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a huge service-orientated market for the Company.

         With this shift in focus toward services and cost efficiency, the Company is providing "state of the art" logistical services known as Reverse Distribution. Reverse Distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

         This shift in focus toward supply chain cost efficiency by the Company's customer base is by far the most dramatic shift in focus and provides the most opportunity for the Company. Driven mainly by economics, reusable packaging in a Reverse Distribution system also has environmental marketing benefits.

          As this market of Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are huge; thus the demand is overwhelming. The Company is working diligently as an industry leader in this area, as the growth potential continues to unfold.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to be $7.7 billion by the end of calendar year 2000. The Company is positioning itself to become a third-party sub-specialist in reverse logistics of pallets and other packaging material. The third-party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

         The Company has two lines of revenue, manufacturing and services;

         Manufacturing: The Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has multi-year contracts to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company has three manufacturing facilities which currently produce CHEP pallets.

         Pallets that are uniquely engineered to transport a specific product are classified as niche market pallets. Besides CHEP, our company's customer base is primarily composed of customers who require niche pallets. Niche pallets are lower volume and higher margin than CHEP pallets.

         Services: The Company provides three types of services: 1) Retrieval, sortation, repair, warehousing and return, 2) reverse distribution, and 3) other products.

         Retrieval, sortation, repair, warehousing and return services enable the Company's customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. A large portion of new pallets is currently discarded by pallet users after one use. Pallet Management initiates the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size, condition and potential customer. The pallets are sorted and repaired as necessary, placed in storage and made available for return to service ("depot services"). Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet repair and return operations remains a labor-intensive process.

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

         Without the pallet, the supply chain would be severely hampered, though it is also the weak link in the supply chain. If a manufacturer or wholesaler can manage their pallet assets, distribution logistics become dramatically simplified and more cost effective. Unlike most companies that are entering the logistical distribution arena through the transportation industry, the Company is responding to customer demands for Reverse Distribution Logistics through the pallet industry. This approach will provide the Company with a more cost-effective "seamless system" which provides increased benefits to the customer base and will give Pallet Management Systems an advantage over competition from current logistic companies.

Fiscal Year Ended June 24, 2000 Compared to Fiscal Year Ended June 26, 1999

         For the year ended June 24, 2000, net sales increased 61% to $62,445,175 from $38,744,129 for the prior year. This increase was due mainly to an increase in new pallet sales, which accounted for 92% of net revenues, as opposed to 77% of net revenues the previous year. The increase in new pallet sales resulted from a significant increase from one major customer, which accounted for approximately 83% and 75% of 2000 and 1999 net sales respectively.

Sales other than new pallet sales, comprised principally of service, accounted for 8% of net revenues, as opposed to 23% of net revenues the previous year. These sales dropped from approximately $8,911,000 in fiscal year 1999 to approximately $ 4,996,000 in fiscal year 2000. The decrease is a result of selling the Ocala facility and closing the Orlando facility at the end of fiscal year 1999, and closing the Lakeland facility in fiscal year 2000.

         Cost of sales for 2000 was $59,097,842 or 95% of net sales, as compared to $35,012,585 or 90% of net sales for 1999. This increase reflects the higher expenses associated with the opening of a new facility in Indiana in the first quarter of fiscal year 2000, which did not recognize significant sales until the end of the second quarter. In addition, the Company lost sales at its Lawrenceville facility as CHEP sales were shifted to other facilities. The Company was unable to reduce costs commensurate with the decrease in sales. The Company also experienced operational problems and a significant theft at its Bolingbrook, Illinois facility, which opened during the third quarter of the previous fiscal year. See Liquidity and Capital Resources. Other costs remained consistent as lumber prices remained stable. The Company hopes to recognize efficiencies in fiscal 2001 with larger production runs and improved management structure. For the fourth quarter of fiscal 2000, cost of sales were equal to 90% of the Company's revenues, as the gross profit increased by $1,885,000 during the fourth quarter of the fiscal year.

         Selling, general and administrative expenses were $4,899,091 or 7.8% of net sales in 1999, as compared to $2,944,355 or 7.6% of net sales in 1999. This dollar increase was a result of additional administrative costs related to the sales volume increase and expenses related to expanding the Reverse Distribution business and investments in the PalletNet web page and Pallet Net e-portal.

         Net interest expense increased to $545,119 in 2000 from $299,019 in 1999. This increase resulted from increased borrowing related to increased sales volume, as well as to sustain operations. This increase in sales volume required increased purchasing of raw materials for production, which in turn increased the average borrowing base and the related interest expense.

         Net loss for 2000 was $2,249,967 compared to a profit of $537,529 in 1999. During the first three quarters of the fiscal year, the Company underwent a reorganization of management in which management positions were eliminated and substantial charges were incurred totaling approximately $725,000. Of this amount, costs included in selling, general and administrative consisted of $32,000 for legal and accounting expenses related to a postponed equity offering and the Nelson Company transaction, $67,000 for closing the Cary, North Carolina, and Richmond, Virginia offices and $192,000 for custom software which is outdated and no longer used. Costs included in other expenses or in cost of goods sold consisted of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient, and $325,000 related to the closing of the Lakeland, Florida facility. Included in interest expense is $72,000 in costs relating to costs of obtaining the National Bank of Canada loan, which were amortized over the life of the loan. During the fourth quarter of fiscal 2000, the Company focused on cost control while assembling a core management team to oversee the operations of the Company. The results can be seen as the Company had a gross profit of approximately $1,885,000 and a net income of $47,800 for the fourth quarter of fiscal year 2000. The Company continues to focus on cost control in normal pallet manufacturing while investing in the service and system side of the business to ensure long term viability. Future profitability will be directly related to the Company's ability to sell higher than average quality pallets and link this with Reverse Distribution.

Liquidity and Capital Resources

         The Company had $577,052 of cash on hand at June 24, 2000, compared to $262,117 at the beginning of fiscal year 1999. Net cash used in operating activities was $2,143,000 for the year, primarily for covering the net operating loss for the year as well as for funding accounts receivable and inventory increases. During fiscal year 2000, the Company purchased approximately $1,198,000 of fixed assets, including $79,000 pursuant to capital lease obligations.

         In connection with the exercise of options by two stockholders, who are officers of the Company, the Company received notes receivable totaling $276,000 during this period.

         In the third quarter of fiscal 2000, the company secured $9,609,000 in financing with LaSalle Business Credit, Inc. This new funding replaced the previous $10,000,000 from the National Bank of Canada. The new credit facility has more favorable terms than the previous agreement with the National Bank of Canada, with additional availability for real estate. The new facility bears interest at a rate of prime for the revolver, and prime plus one quarter to one half for the term loans. At August 31, 2000, the Company had approximately $2,829,000 of availability (inclusive of loan balances of approximately $1,157,000) under the line of credit.

         In mid-September, 1999 the Company discovered a theft at its Bolingbrook facility, estimated to be $640,000, consisting of raw material, work in process and finished goods. The Company has changed the management at this facility, a private investigator has been retained, and this theft is being pursued with the local authorities. This loss has been included in cost of goods sold over a time frame which included a portion of fiscal year 1999.

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

         Management believes that existing cash on hand, cash provided by future operations including both the expansion of the Plainfield manufacturing facility and PalletNet distribution products and services, additional borrowings under its current line of credit, and a net working capital of $3,124,000 as of June 24, 2000, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months.

         At the December 1999 Board of Directors meeting, Donald Radcliffe was elected as Chairman. At the April 27th annual shareholder's meeting, the shareholders elected three new outside directors to its Board of Directors. Philip Feltman, Robert Steiler and Ronald Shindler were elected to join David Sass on the Board who became Chairman. Prior to the meeting, John C. Lucy III, Donald Radcliffe and Zachary Richardson resigned from the Board. Mr. Lucy remains Chief Executive Officer and Mr. Richardson remains President.

Year 2000

         Pallet Management did not experience any significant occurrences related to the "Year 2000 Problem."

Risk Factors

Limited History of Profitable Operations

          The Company reported a net loss of $2,249,967 for the fiscal year ended June 24, 2000, net income of $537,529 for the fiscal year ended June 26, 1999, net income of $191,627 for the fiscal year ended June 27, 1998 and a net loss of $882,977 for the fiscal year ended June 30, 1997. The Company reported a net profit of approximately $47,800 for the last quarter of fiscal 2000. The Company cannot guarantee that it will sustain growth, that it will again become profitable or that it will maintain sufficient revenues for profitability. The Company cannot guarantee that it will sustain or increase profitability on a quarterly or annual basis in the future.

Dependence on Key Customer

         The Company currently depends on CHEP for a material portion of its business. During the fiscal year ended June 24, 2000, approximately 83% of the Company's revenues and a significant percentage of its growth was attributable to CHEP. The Company expects that the revenues from CHEP may account for up to 80% of its revenues and will continue to be a material portion of its business for the next fiscal year until the Company grows its Reverse Distribution business. In addition, CHEP is the predominant customer of certain of the Company's facilities. If CHEP were to materially decrease its purchase of pallets and services from the Company for any reason, the Company's financial condition and results of operations would be materially adversely affected. The Company has entered into a separate agreement with CHEP for each facility that performs CHEP repair or depot services. These agreements do not contain fixed volume requirements and have various terms of up to three years. The Company cannot guarantee that CHEP will not terminate its existing agreements with the Company, or that CHEP will renew its existing agreements with the Company.

Supply and Demand for Lumber

         Pallet prices are closely related to the market price of lumber, the principal raw material used in the manufacture and repair of wooden pallets. If lumber prices increase sharply, the Company may not be able to pass this increase on to its customers. The Company has attempted to index the sale prices of its pallets based on its lumber costs, although the Company has not always been able to do so.

         The price of lumber has been volatile in recent years due to factors beyond the Company's control, including:

        o      weather and other natural events,
        o      governmental regulation of logging on public lands,
        o      lumber agreements between Canada and the U.S., and
        o competition from other industries that use similar grades and types of lumber.

         Although the Company typically buys its lumber in the open market, the Company purchased approximately 64% of its lumber from 3 suppliers in fiscal 2000. The Company purchased approximately 5.6% of its lumber from a related company, Clary Lumber Company, Inc., a North Carolina corporation. See Item 12, "Certain Relationships and Related Transactions." However, the Company might be unable to purchase adequate lumber supplies to meet its needs. To the extent the Company encounters adverse lumber prices or is unable to procure adequate supplies of lumber, the Company's financial condition and results of operations could be materially adversely affected.

Competition from Other Companies

         There are over 3,600 companies that manufacture pallets or provide pallet recycling services. Many of these are small companies that concentrate on the grocery and retail businesses in which the Company does not generally compete, although they might at any time attempt to compete directly with the Company. The Company generally services specialty markets and other services in which there are not as many competitors. CHEP's pallet rental system competes with new pallet sales to the grocery and wholesale distribution industries, and may expand into other industries in the future.

         Pallet manufacturing and recycling operations are not highly capital intensive, and the barriers to entry in these businesses are minimal. Smaller competitors might have lower overhead costs and consequently, may be able to manufacture or recycle pallets at lower costs than the Company. Other companies with significantly greater capital and other resources than the Company (including CHEP) might enter or expand their operations in the pallet manufacturing and recycling businesses in the future, which could change the competitive dynamics of the industry. The Company has competed in the past and will continue to compete with lumber mills for sales of new pallets. While industry sources estimate that non-wooden pallets currently account for less than 10% of the pallet market, the Company might face increasing competition from pallets fabricated from non-wooden components in the future.

Potential Increase in Debt and Interest Expense

         On August 26, 2000, the Company established a $9,609,000 borrowing facility with LaSalle Business Credit, Inc., of which approximately $4,498,000 is outstanding. The Company uses the facility to finance receivables, inventory, and real estate as well as for various other corporate purposes including the purchase of new equipment. Thus, the Company's debt and interest expense may be substantially higher in the future, which could limit the Company's flexibility. In addition, this bank has a lien on substantially all of the Company's assets.

Potential Risks Related to Acquisitions

         One of the Company's growth strategies is to acquire additional pallet manufacturing and recycling companies to increase the Company's revenues and markets. Acquisitions involve a number of risks, including:

        o      adverse short-term effects on the Company's operating results;
        o difficulties in successfully integrating and managing additional businesses;
        o      diversion of management's attention;
        o      dependence on retention, hiring and training of key personnel;
        o loss of existing or anticipated customers of the acquired companies;
        o      unanticipated problems or legal liabilities; and
        o      amortization of acquired intangible assets.

         Some or all of these risks could have a material adverse effect on the Company's financial condition or results of operations. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates might increase and the number of attractive acquisition candidates might decrease. The Company cannot guarantee that it will be able to acquire additional businesses or successfully integrate and manage such additional businesses.

Potential Problems in Financing Acquisitions

         The Company intends to issue additional shares of its Common Stock as partial consideration for future acquisitions. If the Common Stock does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company might be required to use more cash or bank financing, if available, in order to complete acquisitions. If the Company does not have sufficient cash resources or borrowing availability, the Company's growth could be limited unless the Company is able to obtain additional capital through future debt or equity financing. The Company does not currently have sufficient availability under its current facility to finance any additional acquisitions. Using cash to complete acquisitions and finance internal growth could substantially limit the Company's financial flexibility. Using debt could result in financial covenants that limit the Company's operations and financial flexibility. The Company might be unable to obtain financing if and when needed on acceptable terms. As a result, the Company might be unable to pursue its acquisition strategy successfully.

Transactions With Affiliates

         For fiscal 2000, the Company purchased approximately $2,349,000 or 5.6% of its lumber supply from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management. John C. Lucy, III, Mr. Lucy's son, is Pallet Management's Chief Executive Officer and a minority shareholder of Clary. After procedures were performed by the Company's auditors at the request of the Company, the Company believes that these transactions were made at prices comparable to vendors other than Clary in the ordinary course of business. The Company expects to purchase less than 5.6% of its lumber from Clary for the foreseeable future.

Volatility of Stock Price

         The trading price of the Company's Common Stock has been, and in the future is expected to be, volatile. The Company expects to experience further market fluctuations as a result of a number of factors, including:

        o      current and anticipated results of operations;
        o changes in the Company's business, operations or financial results;
        o      general market and economic conditions;
        o      competition;
        o      the number of shares outstanding;
        o      the number of market makers in the Company's stock;
        o      lumber prices; and
        o      other factors.

Difficulties in Managing Rapid Growth

         In the last year, the Company has experienced rapid growth, which has placed a significant strain on the Company's personnel, its financial importing system and other resources. The Company might be unable to:

        o      successfully implement its business strategy;
        o      generate sufficient cash flow from operations;
        o      manage its costs;
        o obtain adequate financing on acceptable terms to fund continuing growth; or
        o      successfully manage continued growth.

The failure to manage growth effectively might have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

         The Company materially depends upon the services of the following individuals:

        o      John C. Lucy, III, Chief Executive Officer
        o      Zachary M. Richardson, President
        o      Marc Steinberg, Corporate Controller, Secretary and Treasurer
        o      Ellen Chambers, Director of Information Technologies
        o      Sandra Stoller, Director of Human Resources

         The Company has five-year employment agreements with Messrs. Lucy and Richardson that expire October 2003. In addition, the Company currently has Key-man insurance in the amount of $1,000,000 for Messrs. Lucy and Richardson, but does not have such insurance for any other director or officer of the Company. The Company would be adversely affected by the loss of the services of any of the above-mentioned individuals.

No Dividend Payments

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The future payment of dividends is directly dependent upon the Company's future earnings, capital requirements, financial requirements and other factors to be determined by the Company's Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from the Company's operations will be used to finance the Company's growth. See Item 5, "Dividend Policy."

Vulnerable Stock Price

         If the Company's stockholders sell substantial amounts of their Common Stock (including shares issued upon the exercise of outstanding options), the market price of the Company's Common Stock could fall. As of September 30, 2000, the Company had outstanding 4,065,612 shares of Common Stock, of which 3,069,550 shares are freely tradable in the public market, and of which 996,062 shares are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). The Company's officers, directors and employees own options to purchase up to 1,488,884 additional shares of Common Stock.

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

Potential Issuance of Preferred Stock

         The Company's Articles of Incorporation authorize 7,500,000 shares of preferred stock, none of which are issued and outstanding as of the date hereof. As provided in the Company's Articles of Incorporation, preferred stock may be issued by resolutions of the Company's Board of Directors from time to time without any action of the stockholders. These resolutions may authorize issuance of the preferred stock and set dividend and liquidation preferences, voting rights, conversion privileges, redemption terms and other privileges and rights. Accordingly, the Company's Board of Directors may, without stockholder approval, issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the rights of the holders of the Company's Common Stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Pallet Management.

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

Item 7.       Financial Statements

         The financial statements are attached at the end of this document.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On July 25, 2000, the Board of Directors of Pallet Management Systems, Inc. (the "Company") recommended and approved the replacement of its principal accountants, Pricewaterhouse Coopers LLP ("PWC"). Also, on July 25, 2000, the Board of Directors recommended and approved the replacement firm of Kaufman, Rossin & Co. ("Kaufman") as the Company's independent auditors, effective July 25, 2000.

         PWC has not issued an audit report on the Company's financial statements. A reportable event, within the meaning of Item 304(a)(1)(v) of Regulation S-K, which is set forth in the following sentence, has occurred during the two most recently completed years and subsequent interim periods, preceding this change. The Company recently advised PWC that the Company and an affiliate of two principal stockholders, one of whom is also an executive officer of the Company, have agreed to conduct additional procedures of certain transactions between the parties for potential conflicts of interest, and to evaluate certain actions of the executive officer.

         During the period of PWC's engagement, commencing on August 16, 1999 through July 25, 2000, and subsequent interim periods preceding this change, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of PWC, would have caused them to make reference to the subject matter of such disagreements in connection with issuing their reports. No reportable events, within the meaning of Item 304(a)(1)(v) of Regulation S-K, other than a set forth in the preceding paragraph, have occurred during the two most recently completed years and subsequent interim periods, preceding this change.

         The Company reported the above change in its certifying accountants on a Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on August 1, 2000. On August 16, 2000, the Company filed an amendment to its Form 8-K with the SEC, attaching a letter written by PWC to the SEC which stated that it agreed with the statements made by the Company in its Form 8-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

                     Name                               Age                              Position
------------------------------------------------      --------       -------------------------------------------------

John C. Lucy, III                                       42           Chief Executive Officer

Zachary M. Richardson                                   45           President

Marc Steinberg                                          38           Corporate Controller, Treasurer and Secretary

David W. Sass                                           64           Chairman of the Board

Alan P. Sklar                                           61           Director

Philip Feltman                                          80           Director

Ronald Shindler                                         53           Director

Robert Steiler                                          52           Director

         Directors and Officers

         John C. Lucy, III has served as Chief Executive Officer of the Company since 1995. In addition to being CEO of the Company, he is President of Clary Lumber, a hardwood lumber sawmill located in Gaston, North Carolina (see Item 12, "Certain Relationships and Related Transactions"), and is also Vice-President of Blacksburg Enterprises, Inc., which operates Baskin-Robbins and Sub-Station II franchises in Blacksburg, Virginia. From 1995 through 1999, Mr. Lucy served the Company as both CEO and Chairman of the Board. Mr. Lucy has also been actively involved in the National Wooden Pallet and Container Association ("NWPCA"), where he served for two years as Chairman of the Military Packing Task Force, and for three years as Chairman of the Research Steering Committee. Mr. Lucy graduated from Virginia Tech University with a Bachelor of Science degree in business.

         Zachary M. Richardson has been President of the Company since 1994, when Pallet Recycling Technologies, Inc. (PRTI) acquired the Company in a reverse acquisition. Mr. Richardson was president and founder of PRTI and has been involved in the pallet industry since 1991 with over 24 years of management and sales experience as well as investment banking and financial management experience. From 1994 until April 2000, Mr. Richardson also served the Company as a Director. After graduating from Franklin and Marshall College in 1977, he was commissioned in the United States Navy and designated a Naval Aviator. On active duty for eight years he maintained his reserve status in the Navy until his retirement from the reserves in 1997. Mr. Richardson is an active member of the NWPCA and has served on the association's Recyclers Council Executive Committee, which deals with national issues related to pallet recycling.

         Marc Steinberg joined the Company in July, 2000 as its Corporate Controller. Mr. Steinberg was also appointed Treasurer and Secretary effective August 2000. Mr. Steinberg has worked in the field of accounting for the past 17 years, and has extensive experience in the manufacturing industry. Prior to joining the Company, Mr. Steinberg served as the controller for the transportation and education subsidiaries of TFG Corporation. Prior to that, Mr. Steinberg served as the controller of RTP Corp. (an electronics equipment manufacturer), controller for Mederer Corporation (a candy manufacturer), and cost accounting manager for Sensormatic Electronics Corp. (an electronics equipment manufacturer). Mr. Steinberg has a CPA license, a CMA license and is certified in Production and Inventory Management. Mr. Steinberg graduated from the University of Florida in 1984 with a Bachelors degree in Accounting.

         David W. Sass was appointed a Director of the Company in July 1998, and became Chairman of the Board in April 2000. Mr. Sass has, for the past 39 years, been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP. Mr. Sass is a director of BarPoint.com, Inc., a company that will operate a patent pending search engine and software technology to allow consumers to use the standard UPC barcode to search for product specific information on the Internet. Mr. Sass also serves as an officer for Westbury Metals Group, Inc., a company engaged in the refining of precious metals, and as an officer for Pioneer Commercial Funding Corp., a company formally engaged as a mortgage warehouse lender providing short term financing to mortgage bankers. Mr. Sass is a member and Vice Chairman of the Board of Trustees of Ithaca College.

         Alan P. Sklar was appointed a Director for the Company in August 2000. Mr. Sklar has been a CPA for 39 years. Mr. Sklar founded the Chicago CPA and management consulting firm, Gleeson, Sklar, Sawyers & Cumpata LLP in 1967, and is presently a senior partner in the firm, where he primarily consults with middle market manufacturers and distributors. Mr. Sklar serves as an advisor to the board of his firm for many of his firm's clients. Mr. Sklar also serves on the board of directors of several non-profit business related organizations, and is former president of the International Group of Accounting Firms. Mr. Sklar is a graduate of Northwestern University.

         Philip D. Feltman was elected a Director of the Company on April 27, 2000. Mr. Feltman has over 50 years of management experience starting in 1947 when he established a drug store chain in Manchester Connecticut. He and several friends later went on to found Ames Department Stores, which became a major chain of discount department stores. He left Ames in 1978 to found K & F Industries, Inc., a foreign auto parts importer. Mr. Feltman went on to participate in the concept, construction, and development of Villas Tacul, a resort in Cancun, Mexico, and was part of its management team. In addition, Mr. Feltman was President of Feltman Enterprises Inc., an investment management company which wholly owned New Nurses, a medical personnel pool; a director of Royalpar Inc., a public company; and President of Pequot Spring Water Company. Currently, Mr. Feltman is an active partner in FW Enterprises, which owns office buildings and apartments; a principal in Travacon Inc., a full service travel agency located in West Hartford, Connecticut; and a principal in F & R Associates, Inc., a builder of high quality homes in the Westbrook area of Connecticut. With a Bachelor of Science degree from the University of Connecticut, College of Pharmacy, in 1943 he served in the European Theater of Operations with the 4th Armored Division, Third Army. Mr. Feltman has also been involved with many charitable causes for many years.

         Ronald Shindler was elected as a Director of the Company in April 2000. He has been a shareholder of Fowler, White, Burnett, Hurley, Banick & Strickroot, a Miami, Florida law firm, since 1989. He also served as a Vice President and Senior Counsel for Drexel Burnham Lambert Incorporated from 1979 to 1987, as well as managed a large brokerage office. Mr. Shindler's firm serves as one of the Company's outside counsel. He received his B.A. degree from the University of Pennsylvania, his law degree from Boston University and a Master of Law in taxation from New York University. Mr. Shindler specializes in securities law.

         Robert L. Steiler was elected as a Director of the Company in April 2000. He has been a principal of Lewis Management Group, a consulting firm specializing in business strategy, business development, manufacturing operations and logistics, since its founding in 1990. Mr. Steiler's firm has served as a manufacturing consultant to the Company since his election to the Board. See Item 12, "Certain Relationships and Related Transactions." Prior to founding the Lewis Management Group, Mr. Steiler was associated with KPMG Peat Marwick from 1988 to 1990. Earlier in his career he was Vice President of Materials with Stone Management Corporation, a large consumer goods company, where he directed the material management functions and a highly sophisticated computer-controlled picking and storage system. He was also Vice President of Materials for SmithKline Beecham, a Fortune 100 pharmaceutical company. Mr. Steiler graduated from St. John's University with an MBA in Management.

         Significant Employees

         Ellen M. Chambers joined the Company in March 1999, as Director of Information Technologies. Ms. Chambers previously acted as Information Systems Coordinator for AIDS Community Services, Inc. She also served as Operations Manager at Advanced Logic Technologies, Inc., a company specializing in custom CAD/CAM design. Ms. Chambers has extensive experience in both accounting and systems development, design and implementation, and has worked in the accounting and information technology fields for over 12 years. Ms. Chambers graduated from the University of Buffalo with a B.S. in Accounting, Finance and Management Information Systems, as well as an MBA in Management Information Systems and Management Science/Statistics.

         Sandra R. Stoller joined the Company in August 2000, as Human Resources Director. Ms. Stoller previously served as Human Resources Manager for the Tri-County Commuter Rail Authority for six years. Prior to that, Ms. Stoller held various Human Resources positions at the University of Miami, including Director of Personnel, where she started the Human Resources operation of the Sylvester Comprehensive Cancer Center. Ms. Stoller earned a B.S. in Human Resources Management, and a Certification in Human Resources Administration, from Florida International University.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934, which were not timely filed during fiscal 2000.

Item 10.      Executive Compensation

         The following table summarizes all compensation accrued by the Company in each of the last three fiscal years for the Company's executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                                             Long Term
     Name and                                        Annual Compensation                                    Compensation
     Principal Position                   Year           Salary($)(1)          Bonus         Other(2)         Options
     ----------------------------       --------    --------------------     -----------    ----------    -----------------

     Zachary M. Richardson,               2000               161,114            0           59,900(3)         40,626
     President                            1999               119.000            0           13,200            79,890
                                          1998                58,104            0              0              69,000

     John C. Lucy, III                    2000               161,451            0           16,800(4)         40,626
     Chief Executive Officer              1999               119,000            0           25,200            79,890
                                          1998                58,546            0              0              69,000

     David Shumate(5)                     2000               162,030            0           12,000               0
     Executive Vice President of Sales    1999                67,725            0            6,000               0

--------------
(1)      Includes medical insurance reimbursements.
(2)      Includes car allowances and other miscellaneous benefits.
(3) Includes $13,200 for car allowances and $16,800 for reimbursement of income taxes paid. Also, at the request of the Company, Mr. Richardson sold his home and incurred expenses in connection with this sale. In fiscal year 2000, the Company reimbursed Mr. Richardson for closing costs in connection with this sale, which totaled $29,900.
(4) Includes $13,200 for car allowances and other miscellaneous benefits, and $3,600 for reimbursement of closing costs incurrred in connection with the sale of Mr. Lucy's home.
(5) Mr. Shumate served the Company as an Executive Vice President of Sales from February 1999 through September 2000. Mr. Shumate is no longer employed with the Company.



         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended June 24, 2000 to each of the Named Executive Officers:

                                          OPTION GRANTS IN LAST FISCAL YEAR


                                   Number of Shares        % of Total Options      Exercise or
                                  Underlying Options      Granted to Employees      Base Price
Name                                Granted(#)(1)            in Fiscal Year        ($/Share)       Expiration Date
----                                -------------         --------------------      ---------      ---------------
John C. Lucy, III                       40,626                    31%                  5.25            6/26/09
Zachary M. Richardson                   40,626                    31%                  5.25            6/26/09

(1) Options to purchase 8,125 shares vest each year, beginning July 1, 2000 and continuing through July 1, 2004.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                          Number Of                 Value Of
                                                                    Securities Underlying         Unexercised
                                       Shares                            Unexercised              In-The-Money
                                      Acquired                             Options                  Options
                                         On                             at FY-End (#)            at FY-End ($)
                                      Exercise      Value Realized      Exercisable/              Exercisable/
              Name                      (#)              ($)            Unexercisable            Unexercisable
              ----                      ---              ---            -------------            -------------

John C. Lucy, III                      69,000             0            463,240/76,626             $602,934/$0

Zachary M. Richardson                  69,000             0            463,240/76,626             $602,934/$0

Compensation of Directors

         Starting in fiscal year 2000, directors are paid a monthly retainer of $500, a payment of $1,000 per board meeting day and $500 per teleconference meeting plus all related business expenses. All audit committee members are paid $250 per quarter. All directors are granted 30,000 ten-year options when they are appointed or elected to the board and 5,000 options for each additional year they are on the board at the then market value. These options vest in one year and when services are terminated, all unexercised options are forfeited. See also "Stock Option Plans."

Employment Agreements

         In November 1998, the Company entered into five-year employment agreements (the "Employment Agreements") with John C. Lucy, III and Zachary M. Richardson. Pursuant to the terms of these Employment Agreements, each executive is entitled to receive (i) annual base compensation of $156,000, with increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 100% of base salary based on the increase in pretax earnings per share over the prior year. The Employment Agreements also provide for annual grants of common stock options commencing in fiscal 2000 equal to 1% of the then outstanding number of common shares at an exercise price of fair market value at date of grant, and the granting of 150,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Employment Agreements.

         During the term of the Employment Agreements, should there be a Change of Control of the Company as that term is defined therein, the Company, at its sole option, may terminate the Employment Agreements upon 30 days prior written notice and thereafter will be obligated to pay the executives the balance of the compensation payable under the Employment Agreements, had they not been terminated prior to their expiration, together with an additional sum equal to 299% of Executives' annual base compensation. The Employment Agreements also contain non-competition and confidentiality provisions.

Stock Option Plans

         Pallet Management has adopted two combined stock option and appreciation rights plans (the "Plans") to attract and to induce officers, directors and key employees of the Company to remain with the Company. The Plans provide for options which qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), as well as nonstatutory options. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. The 1997 Omnibus Stock Option Plan (the "1997 Plan") was approved in August, 1997. Pallet Management's 1998 Omnibus Stock Option Plan (the "1998 Plan") became effective on September 1, 1998. An aggregate of 250,000 shares is reserved for issuance under the 1997 Plan and 1,000,000 shares are reserved for issuance under the 1998 Plan.

         As of September 30, 2000, an aggregate of 16,231 options were outstanding under the 1997 Plan with an exercise price of $2.00, and an aggregate of 609,694 options were outstanding under the 1998 Plan with exercise prices ranging from $2.25 to $5.78. These options vest over a five-year period and expire ten years from date of grant. From 1997 through 2000, the Company granted Messrs. Lucy, III and Richardson options to acquire an aggregate of 241,032 shares. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         The Plans provide for a combined stock option and appreciation rights plan. The Plans provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify. Incentive Awards may be granted under the Plans in the form of Options, Stock Appreciation Rights, Restricted Stock, and Performance Awards.

         No more than 50,000 common shares may be allocated to Incentive Awards and no more than 300,000 common shares may be allocated to Non-Incentive Awards granted to any one employee during a single calendar year.

         All present and future employees of the Company or of any parent or subsidiary of the Company ("Employee") and any person retained to provide services to the Company (other than as an Employee, a member of the Board of Directors or a member of the board of directors of any subsidiary or parent of the Company), and who is selected by the committee, is eligible to receive Incentive Awards under the Plan.

         All present and future Non-Employee Directors are eligible to receive Non-Statutory Options under the Plan. Non-Employee Directors shall not be entitled to receive any other form of Incentive Award under the Plan.

         The exercise price of shares of Company Stock covered by an Incentive Stock Option cannot be less than 100% of the fair market value of such shares on the date of grant; provided that if an Incentive Stock Option is granted to an Employee who, at the time of the grant, is a 10% Shareholder, then the exercise price of the shares covered by the Incentive Stock Option will not less than 110% of the fair market value of such shares on the date of grant. The exercise price of Nonstatutory Stock Options will not be less than 85% of fair market value of such shares on the date of grant.

         Whenever the Board of Directors of the Company (the "Board") deems it appropriate, Stock Appreciation Rights may be granted in connection with all or any part of an Option, either concurrently with the grant of the Option or, if the Option is a Nonstatutory Stock Option, by an amendment to the Option at any time thereafter during the term of the Option. Stock Appreciation Rights may be exercised in whole or in part at such times and under such conditions as may be specified by the Committee in the participant's stock option agreement.

         The Board may terminate or amend the Plans in such respects as it shall deem advisable. The Board may unilaterally amend the Plans and Incentive Awards as it deems appropriate to ensure compliance with Rule 16b-3 and to cause Incentive Awards to meet the requirements of the Code, including Code section 422, and regulations thereunder.

Accelerated Options

         In August 1997, the Company granted 1,000,000 options to Messrs. Lucy and Richardson. Messrs. Lucy and Richardson immediately allocated approximately one-third of these options to other members of the Company's management. If an employee terminated employment with the company, for any reason or no reason, the options allocated to them would immediately revert back to Messrs. Lucy and Richardson. The options provided that vesting would accelerate if the Company achieved specified income before taxes, depreciation, amortization and certain other charges at different measurement dates, which milestones were determined based on management's internal projections through fiscal 1999. All three milestones were met and the options vested according to the accelerated schedule. The options expire in October 2004. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

         The following table summarizes the terms of these vested but unexercised options:

                Name                    Exercise Price           Vested       Expiration Date
                ----                    --------------           ------       ---------------

John C. Lucy, III                            $1.50               161,537      October 1, 2004
                                             $1.75               124,863
                                             $2.25               132,950

Zachary M. Richardson                        $1.50              161,537       October 1, 2004
                                             $1.75              124,863
                                             $2.25              132,950



Other Employees                              $1.50                76,926      October 1, 2004
                                             $1.75                50,274
                                             $2.25                34,100
                                                               ---------
                                                               1,000,000
                                                               ---------

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on September 30, 2000 (a) the name, and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

               Name and                                                               Percent of
              Address of                           Amount of Beneficial                  Class
          Beneficial Owner(1)                       Ownership of Stock                Outstanding
----------------------------------------      --------------------------------    --------------------

John C. Lucy, III                                       670,305(2)                       14.7%

Zachary M. Richardson                                   671,443(3)                       14.7%

Marc S. Steinberg                                          0(4)                            0

David W. Sass                                            10,000(5)                         *

Philip Feltman                                           11,000(5)                         *

Ronald Shindler                                            0(5)                            0

Robert Steiler                                            1,000(6)                         *

Alan P. Sklar                                             5,000(5)                         *

All Officers and Directors                            1,368,748(7)                       27.1%
as a Group (eight persons)

John C. Lucy Jr.                                        625,696(8)                       14.9%

    *    Less than 1%

    (1) The address of all persons listed above is 2855 University Drive, Coral Springs, Florida 33065.

    (2) This figure includes 182,097 shares owned of record by Mr. Lucy and his children and options to acquire 488,208 shares, which options are exercisable within 60 days from the date hereof. This figure excludes options to acquire 94,932 shares, which options are not exercisable within 60 days from the date hereof. This figure also excludes beneficial ownership of Mr. Lucy Jr., the father of Mr. Lucy III. Together, Mr. Lucy III and Mr. Lucy Jr. (including Clary, see footnote 8 below) own 682,793 shares of record and options and warrants to acquire 613,208 shares, which options and warrants are exercisable within 60 days from the date hereof, or 27.7% of the Company.

    (3) This figure includes 177,203 shares owned of record by Mr. Richardson and options to acquire 494,240 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 94,932 shares, which options are not exercisable within 60 days from the date hereof.

    (4) This figure excludes options to acquire 7,500 shares, which options are not exercisable within 60 days from the date hereof.

    (5) This figure excludes options to acquire 30,000 shares, which options are not exercisable within 60 days from the date hereof.

    (6) This figure excludes options to acquire 50,000 shares, which options are not exercisable within 60 days from the date hereof.

    (7) This figure includes 386,300 shares owned of record by the Company's directors and executive officers as a group, and options to acquire 982,448 shares as a group, which options are exercisable within 60 days from the date hereof. This figure excludes options to acquire 337,364 shares as a group, which options are not exercisable within 60 days from the date hereof.

    (8) This figure includes 450,696 shares owned of record by Mr. Lucy Jr., the father of Mr. Lucy III, and options to acquire 125,000 shares, which options are exercisable within 60 days from the date hereof. This figure also includes 50,000 shares owned of record by Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), and warrants to acquire 50,000 shares, which warrants are exercisable within 60 days from the date hereof. Mr. Lucy Jr. owns two-thirds of Clary, with the other one-third ownership shared between Mr. Lucy III and his sister. This figure does not include beneficial ownership of Mr. Lucy III. Together, Mr. Lucy Jr. (including Clary) and Mr. Lucy III own 682,793 shares of record and options to acquire 613,208 shares, which options are exercisable within 60 days from the date hereof, or 27.7% of the Company.

Item 12.      Certain Relationships and Related Transactions

         The Lewis Management Group ("LMG"), a firm that provides manufacturing consulting services to the Company, is partially owned by Robert L. Steiler, a Director of the Company. Under a consulting agreement between LMG and the Company, the Company pays LMG $1,000 per man day, with a maximum of 25 man days, or a maximum of $25,000, per month. The total amount paid by the Company to LMG did not exceed $60,000 during fiscal year 2000, but the Company anticipates that it will pay LMG in excess of $60,000 during fiscal year 2001.

         Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet Management's CEO, sold $2,633,000 of pallets and lumber and $2,359,000 of pallets and lumber to the Company during the fiscal years 2000 and 1999, respectively. Lumber purchases from Clary amounted to 5.6% and 8% of the Company's lumber purchases for fiscal years 2000 and 1999, respectively. After procedures were performed by the Company's auditors at the request of the Company, the Company believes that these transactions were made at prices comparable to vendors other than Clary in the ordinary course of business.

Item 13.      Exhibits and Reports on Form 8-K

         (a)      Exhibits:  See Exhibit Index.

         (b) Reports on Form 8-K: The Company reported a change in its certifying accountants on a Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on August 1, 2000. On August 16, 2000, the Company filed an amendment to its Form 8-K with the SEC, attaching a letter written by its former accountant to the SEC which stated that it agreed with the statements made by the Company in its Form 8-K. See Item 8, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."



                                  Exhibit Index

Exhibit No.                         Description
-----------                         -----------

3.1                 Articles of Incorporation. (2)

3.2                 Amendment to Articles of Incorporation filed  June 7, 1985. (2)

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

3.5                 Amendment to Articles of Incorporation filed November 21, 1994. (2)

3.6                 Amendment to Articles of Incorporation filed February 3, 1998. (3)

3.7                 Amended and Restated By-Laws. (2)

4.1                 Specimen Certificate of Common Stock. (2)

10.1                1997 Omnibus Stock Plan. (4)*

10.2                Employment Agreement between the Company and John C. Lucy, III. (6)*

10.3                Employment Agreement between the Company and Zachary M. Richardson. (6)*

10.5                1998 Omnibus Stock Plan. (5)*

21.1                Subsidiaries (2)

27.1                Financial Data Schedule.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 18,1999.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (file number 46245).

(4) Incorporated by referenced to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(5) Incorporated by reference to the Registrant's Proxy Statement filed November 30, 1998.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 26, 1998.

*Management compensation plan or arrangement

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PALLET MANAGEMENT SYSTEMS, INC.

Date: October 10, 2000                   By:    /s/ John C. Lucy III
                                                --------------------
                                                John C. Lucy III, CEO


              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                                   Title                              Date

          /s/ John C. Lucy, III                  Chief Executive Officer              October 10, 2000
         -----------------------
         John C. Lucy, III

          /s/ Zachary M. Richardson              President                            October 10, 2000
         ---------------------------
         Zachary M. Richardson

          /s/ Marc Steinberg                     Controller, Secretary, Treasurer     October 10, 2000
         ---------------------------             (Principal Financial
         Marc S. Steinberg                       and Accounting Officer)


         /s/ David Sass                         Chairman                              October 10, 2000
         ---------------------------
         David Sass

          /s/ Philip Feltman                    Director                              October 10, 2000
         ---------------------------
         Philip Feltman

         /s/ Alan Sklar                         Director                              October 10, 2000
         ---------------------------
         Alan Sklar

          /s/ Ronald Shindler                   Director                              October 10, 2000
         ---------------------------
         Ronald Shindler

          /s/ Robert Steiler                    Director                              October 10, 2000
         ---------------------------
         Robert Steiler

                         PALLET MANAGEMENT SYSTEMS, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                  JUNE 24, 2000

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 24, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years (52 weeks) ended June 24, 2000 and June 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 24, 2000, and the results of their operations and their cash flows for the years (52 weeks) ended June 24, 2000 and June 26, 1999, in conformity with generally accepted accounting principles.

KAUFMAN, ROSSIN & CO.


Miami, Florida
August 18, 2000



                               Pallet Management Systems, Inc. and Subsidiaries

                                          CONSOLIDATED BALANCE SHEET

                                                 June 24, 2000

                                                        ASSETS

CURRENT ASSETS
     Cash                                                                                               $       577,052
     Accounts receivable, net of allowance for doubtful accounts of $100,436                                  4,885,302
     Inventories                                                                                              2,259,110
     Prepaid expenses                                                                                           237,577
                                                                                                        ---------------
         Total current assets                                                                                 7,959,041

Property, plant and equipment - net                                                                           4,407,092

Other assets                                                                                                    984,863
                                                                                                        ---------------

         Total assets                                                                                   $    13,350,996
                                                                                                        ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                               $     1,190,138
     Current portion of capital lease obligations                                                                70,608
     Accounts payable                                                                                         2,760,217
     Accrued liabilities                                                                                        814,077
                                                                                                        ---------------
         Total current liabilities                                                                            4,835,040
                                                                                                        ---------------

LONG-TERM LIABILITIES
     Long-term debt                                                                                           5,414,685
     Capital lease obligations                                                                                  182,805
                                                                                                        ---------------
         Total long-term liabilities                                                                          5,597,490
                                                                                                        ---------------

         Total liabilities                                                                                   10,432,530
                                                                                                        ---------------

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                                                     -
     Common stock, authorized 100,000,000 shares at $.001 par
         value; issued and outstanding 4,065,612 shares                                                           4,066
     Additional paid-in capital                                                                               7,269,556
     Accumulated deficit                                                                                (     4,079,156)
     Notes receivable from stockholders                                                                 (       276,000)
                                                                                                        ----------------
         Total stockholders' equity                                                                           2,918,466
                                                                                                        ---------------

         Total liabilities and stockholders' equity                                                     $    13,350,996
                                                                                                        ===============



                       The accompanying notes are an integral part of these statements.




                               Pallet Management Systems, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years (52 weeks) Ended June 24, 2000 and June 26, 1999

                                                                                 2000                          1999
                                                                          -----------------             -----------------

Net sales                                                                  $   62,445,175                $  38,744,129

Cost of goods sold                                                             59,097,842                   35,012,585
                                                                           --------------                -------------

Gross profit                                                                    3,347,333                    3,731,544

Selling, general and administrative expenses                                    4,899,091                    2,944,355
                                                                           --------------                -------------

Operating income (loss)                                                    (    1,551,758)                     787,189
                                                                           ---------------               -------------

Other income (expense)
     Other income                                                                  84,629                       64,521
     Other expense                                                         (      782,838)               (     335,562)
                                                                           ---------------               --------------

Other income (expense)                                                     (      698,209)               (     271,041)
                                                                           ---------------               --------------

Income (loss) before income taxes                                          (    2,249,967)                     516,148

Income tax benefit                                                                      -                       21,381
                                                                           --------------                -------------

Net income (loss)                                                          ($   2,249,967)               $     537,529
                                                                           ===============               =============

Earnings (loss) per common share:

     Basic                                                                 ($        0.57)               $         .15
                                                                           ===============               =============
     Diluted                                                               ($        0.57)               $         .11
                                                                           ===============               =============

Shares used in computing earnings (loss) per common share:

     Basic                                                                      3,981,199                    3,582,195
                                                                           ==============                =============
     Diluted                                                                    3,981,199                    4,788,764
                                                                           ==============                =============


                       The accompanying notes are an integral part of these statements.


                               Pallet Management Systems, Inc. and Subsidiaries

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years (52 weeks) Ended June 24, 2000 and June 26, 1999

                                                                                                        Notes
                                                                                    Additional        Receivable
                                                         Common Stock                 Paid-In            From          Accumulated
                                                   Shares            Amount           Capital        Stockholders        Deficit
                                              ----------------- ----------------- ---------------- ----------------- ---------------



Balance at June 27, 1998                           2,342,034    $        2,342    $   4,526,340      $          -    ($  2,366,718)

Exercise of options and warrants                   1,575,578             1,576        2,302,364                 -                -

Options issued for services                                -                 -          130,000                 -                -

Unrealized loss on available-for-sale
   investments                                             -                 -                -                 -                -

Net income                                                 -                 -                -                 -          537,529
                                              ----------------- ----------------- ---------------- ----------------- ---------------

Balance at June 26, 1999                           3,917,612             3,918        6,958,704                 -    (   1,829,189)

Exercise of options                                  138,000               138          275,862     (     276,000)               -

Common stock issued for services                      10,000                10           34,990                 -                -

Sale of investments                                        -                 -                -                 -                -

Net loss                                                   -                 -                -                 -    (   2,249,967)
                                              ----------------- ----------------- ---------------- ----------------- ---------------


Balance at June 24, 2000                           4,065,612    $        4,066    $   7,269,556     ( $   276,000)   ($  4,079,156)
                                              ================= ================= ================ ================= ===============


[re-stubbed table]





                                                   Accumulated
                                                     Other
                                                  Comprehensive
                                                   Income (1)          Total
                                                ----------------- ----------------



Balance at June 27, 1998                         $      13,477     $   2,175,441

Exercise of options and warrants                             -         2,303,940

Options issued for services                                  -           130,000

Unrealized loss on available-for-sale
   investments                                   (       2,993)    (       2,993)

Net income                                                   -           537,529
                                                ----------------- ----------------

Balance at June 26, 1999                                10,484         5,143,917

Exercise of options                                          -                 -

Common stock issued for services                             -            35,000

Sale of investments                              (      10,484)    (      10,484)

Net loss                                                     -     (   2,249,967)
                                                ----------------- ----------------


Balance at June 24, 2000                         $           -     $   2,918,466
                                                ================= ================




(1)  Consisting of unrealized gains on available-for-sale securities.



                       The accompanying notes are an integral part of these statements.

                                                     F - 4

                               Pallet Management Systems, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years (52 weeks) Ended June 24, 2000 and June 26, 1999

                                                                                      2000                       1999
                                                                                 ----------------           ---------------
Cash flows from operating activities:

     Net income (loss)                                                           ($  2,249,967)       $          537,529
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                                 602,230                   524,371
         Issuance of common stock and options for services                              35,000                   130,000
         (Gain) loss on sale of property, plant and equipment                          226,238              (     29,826)
         Bad debt expense                                                               76,766                     6,857
         (Increase) decrease in operating assets:
              Accounts receivable                                                (   2,309,469)             (    967,629)
              Inventories                                                        (     392,615)             (    691,149)
              Prepaid expenses                                                   (      81,156)             (        690)
              Other assets                                                              12,989              (    969,757)
         Increase (decrease) in operating liabilities:

              Accounts payable                                                       1,636,702                   529,991
              Accrued liabilities                                                      300,421                   106,896
              Deferred income taxes                                                          -              (     31,381)
                                                                                 -------------              -------------

                  Net cash used in operating activities                          (   2,142,861)             (    854,788)
                                                                                 --------------             -------------

Cash flows from investing activities:

     Purchase of fixed assets                                                    (   1,119,333)             (  1,661,323)
     Proceeds from sale of property, plant and equipment                               221,706                    65,712
                                                                                 -------------              ------------

                  Net cash used in investing activities                          (     897,627)             (  1,595,611)
                                                                                 --------------             -------------

Cash flows from financing activities:

     Proceeds (repayments) under line of credit, net                                 1,837,346              (    171,998)
     Proceeds from lenders                                                           3,631,804                 1,433,193
     Repayments to lenders                                                       (   2,113,727)             (  1,253,785)
     Exercise of options and warrants                                                        -                 2,303,940
                                                                                 -------------              ------------

                  Net cash provided by financing activities                          3,355,423                 2,311,350
                                                                                 -------------              ------------

Increase (decrease) in cash                                                            314,935              (    139,049)

Cash at beginning of period                                                            262,117                   401,166
                                                                                 -------------              ------------

Cash at end of period                                                            $     577,052              $    262,117
                                                                                 =============              ============

Supplemental disclosure of cash flow information: Cash paid during the period for:

     Interest                                                                    $     512,289              $    315,803
                                                                                 =============              ============
     Income taxes                                                                $           -              $          -
                                                                                 =============              ============

Schedule of non-cash investing and financing activities:

     Capital lease obligations of $78,896 and $191,024 were incurred during the years ended June 24, 2000 and June 26, 1999, respectively.

     In January 2000, stockholders of the Company issued notes receivable to the Company in the aggregate amount of $276,000 for the exercise of stock options.

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 24, 2000 and June 26, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Nature of Operations

    Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Virginia, Alabama, Illinois and Indiana. The Company's revenues are derived primarily from the sale of new and used pallets.

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

                         June 24, 2000 and June 26, 1999

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

    The Company has recorded a deferred tax asset of approximately $1,433,000 at June 24, 2000, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

    8.  Earnings (Loss) Per Share

    Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings
    (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase common stock of 1,206,569 for the year ended June 26, 1999. For the year ended June 24, 2000, outstanding stock options and warrants were not considered in the calculation of diluted earnings (loss) per common and common equivalent share as their effect would have been antidilutive. Securities that could potentially dilute basic earnings per share in the future consist of 1,342,199 options to purchase common stock discussed in Note M, 270,000 options to purchase common stock granted subsequent to June 24, 2000 and 142,935 warrants outstanding to purchase common stock at $2.00 per share. The warrants expire December 31, 2001.

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

                         June 24, 2000 and June 26, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10.  Stock Options (SFAS 123)

    Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net earnings and earnings per share have been made in accordance with SFAS 123.

    11.  Concentration of Credit

    The Company, from time to time, maintained deposits at financial institutions in excess of federally insured limits. The Company is currently monitoring amounts on deposit at the financial institutions.

    12. Comprehensive Income

    Comprehensive income is not reported in the accompanying consolidated financial statements as it is not materially different from net income.

NOTE B - INVENTORIES

    Inventories consisted of the following at June 24, 2000:

                  Raw materials                                $    1,408,008
                  Work in process                                     549,858
                  Finished goods                                      301,244
                                                               --------------

                                                               $    2,259,110
                                                               ==============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at June 24, 2000:

                  Machinery and equipment                      $    5,087,856
                  Building and improvements                         1,623,000
                  Vehicles                                            575,160
                  Furniture and equipment                             519,233
                  Land                                                136,044
                                                               --------------
                                                                    7,941,293

                  Less: accumulated depreciation
                            and amortization                        3,534,201
                                                               --------------

                                                               $    4,407,092
                                                               ==============

    Depreciation and amortization expense was $602,230 and $524,371 in 2000 and 1999, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements. Property, plant and equipment at June 24, 2000 included assets recorded under capital leases and related accumulated amortization of approximately $363,000 and $61,000, respectively. Amortization expense related to assets under capital leases was approximately $38,000 and $23,000 in 2000 and 1999, respectively.

NOTE D - OTHER ASSETS

      Other assets consisted of the following at June 24, 2000:

                  Deposits on machinery                        $      647,213
                  Software costs - in process                         233,266
                  Security deposits                                    97,059
                  Other                                                 7,325
                                                               --------------

                                                               $      984,863
                                                               ==============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

NOTE E - INCOME TAXES

    The income tax benefit consisted of the following:

                                                                            Years Ended
                                                                   -------------------------
                                                                June 24, 2000      June 26, 1999
                                                                -------------      -------------
                Current:
                   Federal                                     $          -         $          -
                   State                                                  -               10,000
                                                              ---------------      -------------
                                                                          -               10,000
                                                              ---------------      -------------

                Deferred:
                   Federal                                    (     759,622)       (     256,455)
                   State                                      (      80,784)       (      20,205)
                Change in valuation allowance                       840,406              245,279
                                                              ---------------      -------------
                                                              (           -)       (      31,381)
                                                              --------------       --------------

                                                              ($          -)       ($     21,381)
                                                              ==============       ==============

    Deferred income taxes were recognized in the consolidated balance sheet at June 24, 2000 due to the tax effect of temporary differences and loss carryforwards as follows:

Deferred tax assets:
   Net operating loss carryforwards                        $  1,657,639
   Other                                                         87,317
                                                           ------------
                                                              1,744,956

Deferred tax liabilities:
   Depreciation                                                 312,208
                                                           ------------

Net deferred tax asset                                        1,432,748
Less valuation allowance                                      1,432,748
                                                           ------------

                                                           $          -
                                                           ============

    The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate of 34% to income (loss) before income taxes are as follows:

                                                     Years Ended

                                          June 24, 2000        June 26, 1999

Statutory rate                         ( $      764,989)      $      175,490
State income taxes                     (         80,784)              30,205
Change in valuation allowance                   840,406     (        245,279)
Permanent differences and other                   5,367               18,203
                                       ----------------     ----------------

                                       ( $            -)    ( $       21,381)
                                       =================    =================

    As of June 24, 2000, the Company had net operating loss carryforwards of approximately $4,405,000 which expire in various years through June 2020. Approximately $976,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

NOTE F - LONG-TERM DEBT

    $5,000,000  revolving credit  agreement with a bank.  Interest is paid monthly at the bank's prime rate or at the  borrower's  election  LIBOR plus 2.75%.  As of June 24, 2000  interest was  being  charged  at  9.5%,  the  bank's  prime  rate.  The  line  is  collateralized  by substantially  all the assets of the  Company,  and  expires in March 2003 at which time all principal  and accrued  interest  is due.  Advances  are based on 85% of  eligible  accounts receivable  and 55% of eligible  inventories,  as defined,  less certain  other  outstanding
    obligations.                                                                                       $   3,246,711


    Bank note payable in monthly  installments of $21,083 plus interest at the bank's prime rate plus .25% or at the  borrower's  election  LIBOR plus 3.0%,  through  March 2003. As of June
    24, 2000 interest was being charged at 9.75%,  the bank's prime rate plus .25%.  The note is
    collateralized by substantially all the assets of the Company.                                         1,777,642


    Bank note payable in monthly  installments of $11,567 plus interest at the bank's prime rate plus .50% or at the  borrower's  election  LIBOR plus 3.25%,  through March 2003. As of June
    24, 2000  interest was being  charged at 10.00%,  the bank's prime rate plus .50%.  The note
    is collateralized by substantially all the assets of the Company.                                      1,364,867


    Industrialized  development  notes payable in quarterly  installments  of $3,381,  including
    interest at 5.25%, maturing October 2017 and uncollateralized.                                           153,810


    Notes payable in monthly installments of $440 to $3,343,  including interest ranging from 8%
    to 16%,  collateralized  by  equipment  and  vehicles,  maturing  at various  dates  through
    February 2002.                                                                                            55,765


    Note payable in monthly installments of $594,  including interest of 16%,  collateralized by
    equipment and vehicles, maturing in May 2001.                                                              6,028
                                                                                                       -------------
             Total debt                                                                                    6,604,823
             Less: current maturities of long-term debt                                                    1,190,138
                                                                                                       -------------

             Long-term debt                                                                            $   5,414,685
                                                                                                       =============

     The revolving credit agreement and bank notes payable are subject to certain restrictive covenants including, but not limited to, minimum tangible net worth and interest and debt service coverage ratios, as defined. The agreement also provides restrictions as to the payment of dividends.

     Interest expense for the years ended June 24, 2000 and June 26, 1999 amounted to $551,444 and $332,818, respectively, and is included in other expense in the accompanying consolidated statements of income.

     Scheduled maturities of long-term debt for years subsequent to June 24, 2000 are as follows:

                      2001                                     $     443,428
                      2002                                           413,210
                      2003                                         5,611,711
                      2004                                             6,427
                      2005                                           130,047
                                                               -------------

                                                               $   6,604,823
                                                               =============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

NOTE G - CAPITAL LEASE OBLIGATIONS

Minimum future annual lease payments under capital leases as of June 24, 2000, in the aggregate, are as follows:

                      2001                                                          $      87,522
                      2002                                                                 87,522
                      2003                                                                 80,782
                      2004                                                                 32,261
                                                                                    -------------
                      Total minimum future lease payments                                 288,087
                      Less:  imputed interest                                              34,674
                                                                                    -------------
                      Present value of future minimum lease payments                      253,413
                      Less:  current portion of capital lease obligations                  70,608
                                                                                    -------------

                      Long-term portion of capital lease obligations                $     182,805
                                                                                    =============


NOTE H - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at June 24, 2000:

                      Accrued compensation                                          $     217,627
                      Other accrued liabilities                                           596,450
                                                                                    -------------

                                                                                    $     814,077
                                                                                    =============

NOTE I - COMMITMENTS

         1.  Operating Leases

The Company leases manufacturing facilities, office space, equipment and vehicles under non-cancelable operating leases. The following is a schedule, by years, of the minimum rental commitments remaining on leased property and equipment:

                      2001                                                          $     900,644
                      2002                                                                879,860
                      2003                                                                837,086
                      2004                                                                574,643
                                                                                    -------------

                      Total                                                         $   3,192,233
                                                                                    =============

Total rent expense was approximately $1,030,000 and $530,000 for the years ended June 24, 2000 and June 26, 1999, respectively.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

NOTE I - COMMITMENTS (Continued)

         2.  Purchase of Machinery

During the year ended June 26, 1999, the Company entered into an agreement with Vanderloo, BV for the purchase of machinery for approximately $1,233,000. Deposits paid on the machinery amounted to approximately $647,000 through June 24, 2000. This amount is included in other assets on the accompanying consolidated balance sheet. The Company is committed under this agreement to pay approximately $586,000 during the next fiscal year. In connection with this agreement, the Company obtained a $600,000 letter of credit with its primary lender in favor of Vanderloo, BV.

NOTE J - RELATED PARTY TRANSACTIONS

The Company paid approximately $76,000 during the year ended June 26, 1999, to Clary Lumber Co. (Clary), an entity owned by an officer and former directors of the Company, for compensation of certain employees who perform services for both Clary and the Company.

The Company purchased approximately $2,633,000 and $2,359,000 of lumber and pallets from Clary during the years ended June 24, 2000 and June 26, 1999, respectively. Lumber purchases from Clary amounted to approximately 6% and 8% of the Company's lumber purchases for the years ended June 24, 2000 and June 26, 1999, respectively.

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

    NOTE L - STOCKHOLDERS' EQUITY

In January 2000, the Company loaned two officers an aggregate of $276,000 to exercise options to purchase an aggregate of 138,000 shares of common stock. The loans bear interest at 5% per annum, with interest payment due annually and principal due the earlier of January 12, 2003 or upon registering the shares and are collateralized by mature shares of stock previously owned by the stockholders. The loans receivable are recorded as a separate component of stockholders' equity in the accompanying balance sheet.

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

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

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per common share for the years ended June 24, 2000 and June 26, 1999 would have been approximately ($2,497,000), ($.63) and ($.63) and $294,000, $.08 and $.06, respectively.

A summary of the Company's stock option activity, and related information for the years ended June 24, 2000 and June 26, 1999, is as follows:

                                                                 # of                Weighted Average
                                                                Options                 Exercise Price

 Outstanding June 27, 1998                                       1,231,107             $          1.84

     Granted                                                       322,780                        5.20
     Exercised                                                           -                           -
     Forfeited                                                       6,701                        2.00
                                                           ---------------             ---------------

 Outstanding June 26, 1999                                       1,547,186             $          2.56

     Granted                                                       240,709                        4.06
     Exercised                                                     138,000                        2.00
     Forfeited                                                     307,696                        3.66
                                                           ---------------             ---------------

 Outstanding June 24, 2000                                       1,342,199             $          2.63
                                                           ===============             ===============

 Exercisable at June 24, 2000                                    1,102,187             $          2.07
                                                           ===============             ===============

                Pallet Management Systems, Inc. and Subsidiaries

                         June 24, 2000 and June 26, 1999

    NOTE M - STOCK BASED COMPENSATION (Continued)

The weighted-average fair value of options granted during the years ended June 24, 2000 and June 26, 1999 was $3.90 and $1.87, respectively.

Exercise prices for options outstanding as of June 24, 2000 ranged from $1.50 to $6.63. The weighted average remaining contractual life of these options is as follows:

                                                                   Weighted Average
      Exercise                # of           Weighted Average          Remaining
       Price                Options           Exercise Price       Contractual Life
---------------------  -------------------  -------------------  ---------------------

  $1.50 - $2.50              1,016,835              $1.80                  3.07
  $5.00 - $6.63                325,364              $5.21                  8.00


NOTE N - SIGNIFICANT CUSTOMERS

The Company entered into multi-year manufacturing agreements with a significant customer, which provide for, among other things, minimum purchase commitments. The agreements are for initial terms expiring during 2001 through 2003 and automatically continue in effect from year to year for successive one year renewal terms unless cancelled in writing by either party at least 180 days prior to the expiration date. Sales to this customer represented approximately 83% and 75% of net sales for the years ended June 24, 2000 and June 26, 1999, respectively.

At June 24, 2000 two customers accounted for approximately 80% of trade accounts receivable, with one customer accounting for approximately 66%.

NOTE O - PENSION AND PROFIT SHARING PLAN

The Company has a salary reduction / profit-sharing plan under the provisions of
Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who have completed one year of service with the Company. The Company's contributions to the plan are made at the discretion of the Board of Directors and amounted to approximately $40,000 and $23,000 for the years ended June 24, 2000 and June 26, 1999, respectively.

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