Form 10-Q
period 2000-09-30
PALLET MANAGEMENT SYSTEMS INC
filed 2000-11-13
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fourteen-week period ended
                               September 30, 2000
                        Commission File Number 000-24405

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                  59-2197020
             ----------                                ----------
   (State or other jurisdiction of           IRS Employer Identification Number)
     incorporation)

         2855 University Drive, Suite 510, Coral Springs, Florida 33065
         --------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (954) 340-1290

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

        Yes     X          No
              -----            ----


On November 8, 2000, the Registrant had outstanding 4,065,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         Sept. 30,       June 24,
ASSETS                                                                     2000            2000
                                                                       ------------    ------------
                                                                       (unaudited)
  CURRENT ASSETS
        Cash                                                           $    125,100    $    577,052
        Accounts receivable - trade, net of allowance
                        for doubtful accounts                             4,318,574       4,885,302
        Inventories                                                       1,878,149       2,259,110
        Other Current Assets                                                229,268         237,577
                                                                       ------------    ------------

                          Total current assets                            6,551,091       7,959,041

        Property and equipment - net of accumulated
                        Depreciation                                      4,292,441       4,407,092

        Other Assets
               Vanderloo Pallet Machine - CIP                             1,202,901         647,213
               Palletnet - CIP                                              258,319         233,266
               Other                                                        110,863         104,384
                                                                       ------------    ------------

                          Total other assets                              1,572,083         984,863

                          Total assets                                 $ 12,415,615    $ 13,350,996
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
        Current maturities of long-term debt                           $  1,192,148    $  1,190,138
        Current portion of capital lease obligations                         71,962          70,608
        Accounts payable                                                  3,699,919       2,760,217
        Accrued liabilities                                                 357,583         814,077
                                                                       ------------    ------------

                    Total current liabilities                             5,321,612       4,835,040
                                                                       ------------    ------------

  LONG TERM DEBT
        Long-term debt                                                    3,956,595       5,414,685
        Capital lease obligations                                           164,300         182,805
                                                                       ------------    ------------

                          Total long-term liabilities                     4,120,895       5,597,490
                                                                       ------------    ------------

                          Total liabilities                               9,442,507      10,432,530
                                                                       ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par
        Value;  no shares issued and outstanding                                 --              --
  Common stock, authorized 10,000,000 shares at
        $.001 par value; issued and outstanding 4,065,612
        shares at September 30, 2000 and
        June 24, 2000                                                         4,066           4,066
  Additional paid in capital                                              7,269,556       7,269,556
  Accumulated deficit                                                    (4,024,514)     (4,079,156)
  Notes receivable from stockholders                                       (276,000)       (276,000)
                                                                       ------------    ------------
                                                                          2,973,108       2,918,466
                                                                       ------------    ------------

                          Total stockholders' equity

                          Total liabilities and stockholders' equity   $ 12,415,615    $ 13,350,996
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             14 weeks ended     13 weeks ended
                                             Sept. 30, 2000     Sept. 25, 1999
                                             --------------     --------------

Net sales                                     $ 19,473,798       $ 12,278,269

Cost of goods sold                              18,233,530         12,493,289
                                              ------------       ------------

Gross profit (loss)                              1,240,268           (215,020)

Selling, general and administrative expense      1,048,638          1,382,513
                                              ------------       ------------

Operating income (loss)                            191,630         (1,597,533)

Other income (expense)
         Other income (expense)                     (5,970)            (1,466)
         Interest expense                         (131,018)           (97,968)
                                              ------------       ------------

Income (loss)  before income tax expense            54,642         (1,696,967)

Income tax expense (benefit)                             0                  0
                                              ------------       ------------

Net income (loss)                             $     54,642       ($ 1,696,967)
                                              ============       ============



Net income (loss) per common share            $       0.01       $      (0.43)
                                              ============       ============

Diluted earnings (loss) per common share      $       0.01       $      (0.43)
                                              ============       ============







   The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             14 weeks ended         13 weeks ended
                                                                             Sept. 30, 2000          Sept. 25, 1999
                                                                             --------------         ---------------
Cash flows from operating activities:
       Net income (loss)                                                       $    54,642           $(1,696,967)
       Adjustments to reconcile net income (loss) to net
               cash used in operating activities:
       Depreciation                                                                126,170               149,943
       (Increase) Decrease in operating assets:
                Accounts receivable                                                566,728              (935,320)
                Inventories                                                        380,961              (499,576)
                Other current assets                                                 8,309               (72,329)
                Other assets                                                      (587,220)             (129,154)
       Increase (Decrease) in operating liabilities:
                Accounts payable                                                   939,702             2,181,411
                Accrued liabilities, taxes and current maturities
                    leases and debts                                              (453,130)              (56,760)
                                                                               -----------           -----------


       Net cash provided by/(used in) operating activities                       1,036,162            (1,058,752)
                                                                               -----------           -----------

Cash flows from investing activities:
       Purchase of fixed assets                                                    (11,519)             (805,324)
                                                                               -----------           -----------

       Net cash used in investing activities                                       (11,519)             (805,324)
                                                                               -----------           -----------

Cash flows from financing activities:
       Net borrowings from lenders                                                 411,333
       Net payments of long term debt                                           (1,887,928)            2,085,605
                                                                               -----------           -----------

                Net cash provided by financing activities                       (1,476,595)            2,085,605
                                                                               -----------           -----------

Increase/(Decrease) in cash                                                       (451,952)              221,529
Cash at beginning of period                                                        577,052               262,117
                                                                               -----------           -----------
Cash at end of period                                                          $   125,100           $   483,646
                                                                               ===========           ===========




   The accompanying notes are an integral part of these financial statements.

                         Pallet Management Systems, Inc.
                          Notes to Financial Statements
                               September 30, 2000

Note 1. Consolidated Financial Statements:

         The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations and cash flows for the fourteen-week period ended as of September 30, 2000 and thirteen-week period ended September 25, 1999 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the 14 weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-KSB as of June 24, 2000.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

Note 2. Debt Agreement

         The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of September 30, 2000 the Company was in full compliance with all loan covenants.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At September 30, 2000, the Company had $1,013,000 of availability under the revolving agreement. Borrowings under the revolving loan are reflected as current liabilities.

         The three term loans as of September 30, 2000 were at $1,330,000, $1,713,000 and $411,000. These loans are collateralized by substantially all the assets of the Company.

Note 3. Inventories

Inventories consisted of the following at September 30, 2000:

          Raw material               $ 1,214,186
          Work in process            $   396,847
          Finished goods             $   267,116
                                     -----------

          TOTAL                      $ 1,878,149
                                     ===========

Note 4. Net Income (Loss) per Share of Common Stock:


         Net earnings (loss) per share of common stock was determined by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per common share reflects the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income/(loss) and numbers of shares used in computing basic and diluted earnings/(loss) per common share is as follows (in thousands, except per share data):

                                                14 Weeks Ended    13 Weeks Ended
                                                   Sept. 30         Sept. 25
                                                     2000             1999
Basic earnings/(loss) per common share:
Net income/(loss)                                   $    55         $(1,697)
                                                    -------         -------

Weighted average common shares
    outstanding for the period                        4,065           3,918
                                                    -------         -------
Basic earnings per share of
    common stock                                    $   .01         $  (.43)
                                                    =======         =======
Diluted earnings/(loss) per common share:
Net income/(loss)                                   $    55         $(1,697)
                                                    -------         -------

Weighted average common shares
   outstanding for the period                         4,065           3,918
                                                    -------         -------
Increase in shares which would
    result from exercise of stock options               426               *

Weighted average common shares,
   assuming conversion of the above
   securities                                         4,491               *
                                                    -------         -------

Diluted earnings/(loss) per share of
   common stock                                     $   .01               *
                                                    =======         =======


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

PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the fourteen-week period ended September 30, 2000 and for the thirteen-week period ended September 25, 1999.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Annual Report on Form 10-KSB for the year ended June 24, 2000. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations

General

         Pallet Management has grown to be one of the largest pallet companies in the more than $6 billion pallet industry, by providing value-added products and services to its customers. Pallet Management has over 200 customers, many of which are Fortune 1000 companies, including Honeywell, CHEP Americas, DuPont, IAMS, Mitsubishi, Monsanto, Scotts Company, and various governmental agencies. Our sales for the first quarter of fiscal year 2001 were over $19.4 million with 5 facilities in 4 states.

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

                  First - Retrieval, sortation, repair, warehouse and return services enable our customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet users currently discard a large portion of new pallets after one use. The condition and size of these pallets vary greatly. The pallets are sorted and repaired as needed, placed in storage and made available for return to service. Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet return operations remains a labor-intensive process.

                  Second - Reverse distribution can carry the retrieval, sort, repair, warehouse, and return services one step further by contracting with a customer to manage, track and provide valuable management information for their pallet flow. During the quarter ended March 25, 2000, the Company launched "PalletNettm" a new value-added, "e-logistics" services product. As part of the Company's strategy to use the Internet to improve the functionality of its service offerings, PalletNet is a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains. The principal services PalletNet offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve shipping asset controls and reduce cost and waste from the supply chain, while improving inventories and enhancing customer satisfaction. By coupling PalletNet with the Internet, the Company is creating value for the customer through lower costs and improved efficiencies. The PalletNet e-portal is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNet to their operations. In addition, PalletNet has the capacity to use either bar codes or radio frequency identification tags to track individual pallets and the equipment transported on them. These new, "state of the art", logistics and information system capabilities provide customers and Pallet Management the technical support requirements to manage an efficient reverse distribution operation and asset management of valuable transport packaging.

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

                  Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is currently estimated to be $7.7 billion. We are positioning Pallet Management to become a third party sub-specialist in reverse logistics of pallets and other packaging material. The third party logistics industry is estimated to be in excess of $40 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

Fourteen Weeks Ended September 30, 2000 compared to Thirteen Weeks Ended September 25, 1999

         For the fourteen-week period ended September 30, 2000, net sales increased 59% to $19,474,000 from $12,278,000 for the comparable fiscal year 2000 period.

         During the fourteen-week period ended September 30, 2000, manufacturing sales increased 106% to $18,887,000 from $9,157,000, and services decreased by 81% to $587,000 from $3,121,000. The increase in manufacturing sales was primarily due to the opening of two new facilities and the decrease in service is primarily due to the closing of the Lakeland service facility in December 1999. This overall increase in sales was due to increased production at three manufacturing facilities and an additional week of production over the comparable period ending September 25, 1999.

         Pallet Management had a 24% decrease in selling, general and administrative expenses from $1,383,000 to $1,049,000 for the fourteen week period ended September 30, 2000 when compared to the thirteen week period ended September 25, 1999. This decrease is due to the additional costs in 1999 for various write-offs.

         A profit of $54,600 or $.01 per share was realized during this fourteen-week period ended September 30, 2000 compared to a net loss of ($1,697,000) or ($.43) per share recorded for the thirteen-week period last year. Pallet Management did not record any tax benefit on the loss due to net operating losses previously experienced.

Liquidity and Capital Resources

         Pallet Management had $125,000 cash on hand at the end of the fourteen-week period ending September 30, 2000, versus $577,000 at the beginning of the fiscal year. The decrease in cash is primarily attributed to the use of $1,477,000 in financing activities, which was partially offset by $1,036,000 generated from operating activities. The use in financing activities is primarily due to repayments on the revolver loan to LaSalle Business Credit.

         The $1,036,000 in cash generated from operating activities is primarily due to accounts receivable decreasing over the 14 week period ending September 30, 2000 by $567,000 and inventories decreasing by $381,000. The decrease in outstanding accounts receivable is caused by the more timely customer payments for the fourteen week period ending September 30, 2000. The decrease in inventory was primarily due to management's focus to operate more efficiently with inventory planning at the facilities. Offsetting these decreases was the increase in other assets for the 14 week period ending September 30, 2000 of $587,000, primarily due to costs incurred for the Vanderloo pallet manufacturing machine at the Indiana facility. These costs will be capitalized when the machine is placed in service during October 2000.

         The Company believes that existing cash on hand, cash provided by future operations including both the expansion of the Plainfield manufacturing facility and the PalletNet distribution products and services, additional available borrowings under its current line of credit, and a net working capital of $1,229,000 as of September 30, 2000, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Disclosed in audited financial statements and note 5 above.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  None.
         (b)      Reports on Form 8-K:

                  1. On August 1, 2000 Pallet Management filed a Current Report on Form 8-K dated July 25, 2000, with respect to a change in independent certified public accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PALLET MANAGEMENT SYSTEMS, INC.


 Dated:        November  10, 2000       By:  /s/ Zachary M. Richardson
                                             -------------------------
                                             Zachary M. Richardson, President

 Dated:        November  10, 2000       By:  /s/ Marc S. Steinberg
                                             ---------------------
                                             Marc S. Steinberg,
                                             Treasurer, Controller and Secretary
                                            (Principal Financial and Accounting
                                             Officer)