Form 10-Q
period 2000-12-30
PALLET MANAGEMENT SYSTEMS INC
filed 2001-02-15
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended

                                December 30, 2000

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


               Registrant's telephone number, including area code:
         --------------------------------------------------------------
                                 (954) 340-1290

         ---------------------------------------------------------------
              (Former name or address if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes            X          No      _______
                  ------------


On February 13, 2001, the Registrant had outstanding 4,065,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 30,          June 24,
                                                                                   2000                 2000
                                                                                (unaudited)
ASSETS
CURRENT ASSETS
         Cash                                                                      $    181,145       $    577,052
         Accounts receivable - trade, net of allowance
              for doubtful accounts                                                $  4,114,531       $  4,885,302
         Inventories                                                               $  2,128,085       $  2,259,110
         Other  Current Assets                                                     $    208,738       $    237,577
                                                                                   ------------       ------------
                           Total current assets                                    $  6,632,499       $  7,959,041
                                                                                   ------------       ------------
         Property and equipment - net of accumulated
              depreciation                                                         $  5,438,640       $  4,407,092
                                                                                   ------------       ------------
OTHER ASSETS
         Vanderloo Pallet Machine - CIP                                            $         --       $    647,213
         Palletnet - CIP                                                           $    267,769       $    233,266
         Other                                                                     $     98,368       $    104,384
                                                                                   ------------       ------------
                           Total other assets                                      $    366,137       $    984,863
                                                                                   ------------       ------------
                           Total assets                                            $ 12,437,276       $ 13,350,996
                                                                                   ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Current maturities of long-term debt                                      $  1,202,963       $  1,190,138
         Current portion of capital lease obligations                              $     73,342       $     70,608
         Accounts payable                                                          $  2,786,348       $  2,760,217
         Accrued liabilities                                                       $    732,005       $    814,077
                                                                                   ------------       ------------

                           Total current liabilities                               $  4,794,658       $  4,835,040
                                                                                   ------------       ------------

LONG TERM DEBT

         Long-term debt                                                            $  4,256,498       $  5,414,685
         Capital lease obligations                                                 $    156,612       $    182,805
                                                                                   ------------       ------------

                           Total long-term liabilities                             $  4,413,110       $  5,597,490
                                                                                   ------------       ------------
                           Total liabilities                                       $  9,207,768       $ 10,432,530
                                                                                   ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par
         Value; no shares issued and outstanding
         Common stock, authorized 10,000,000 shares at
         $.001 par value; issued and outstanding 4,065,612
         shares at December 30, 2000 and
             June 24, 2000                                                         $      4,066       $      4,066
  Additional paid in capital                                                       $  7,269,556       $  7,269,556
  Accumulated deficit                                                              $ (3,768,114)      $ (4,079,156)
  Notes receivable from stockholders                                               $   (276,000)      $   (276,000)
                                                                                   ------------       ------------
                           Total stockholders' equity                              $  3,229,508       $  2,918,466
                                                                                   ------------       ------------
                           Total liabilities and stockholders' equity              $ 12,437,276       $ 13,350,996
                                                                                   ------------       ------------

The accompanying notes are an integral part of these financial statements

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                13 Weeks Ended             27 Wks Ended      26 Wks Ended
                                                       Dec. 30, 2000     Dec. 25, 1999    Dec. 30, 2000     Dec. 25, 1999
                                                       --------------    --------------  ---------------    --------------
Net sales                                              $ 21,609,517      $ 17,817,051      $ 41,083,315     $ 30,095,342

Cost of goods sold                                     $ 20,006,231      $ 16,917,384      $ 38,239,761     $ 29,410,695
                                                       -------------     ------------      ------------     ------------

Gross profit                                           $  1,603,286      $    899,667      $  2,843,554     $    684,647
                                                       -------------     ------------      ------------     ------------

Selling, general and administrative expense            $  1,154,265      $  1,145,770      $  2,202,903      $ 2,528,282
                                                       -------------     ------------      ------------     ------------

Operating profit (loss)                                $    449,021      $   (246,103)     $    640,651      $(1,843,635)
                                                       -------------     ------------      ------------     ------------

Other income (expense)
            Other income (expense)                     $    (33,665)     $        502      $    (39,635)     $      (964)
            Interest expense                           $   (158,956)     $   (177,358)     $   (289,974)     $  (275,326)
                                                       -------------     ------------      ------------     ------------

            Total other income (expense)               $   (192,621)     $   (176,856)     $   (329,609)     $  (276,290)
                                                       -------------     ------------      ------------     ------------

Income (loss) before income tax expense                $    256,400      $   (422,959)     $    311,042      $(2,119,925)

Income tax expense (benefit)                           $         --      $         --      $         --      $        --

Net income (loss)                                      $    256,400      $   (422,959)     $    311,042      $(2,119,925)
                                                       -------------     ------------      ------------     ------------

Net earnings (loss) per common share                   $       0.06      $      (0.11)     $       0.08      $     (0.54)

Diluted earnings (loss) per common share               $       0.06            *           $       0.07            *



* exercise of warrants and options would be anti-dilutive


The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    27 Wks Ended     26 Wks Ended
                                                                    Dec. 30, 2000    Dec. 25, 1999
                                                                    --------------   -------------
Cash flows from operating activities:
           Net income (loss)                                        $   311,042       $(2,119,925)
                                                                    -----------       -----------
           Adjustments to reconcile net income (loss) to net
           cash provided by/(used in) operating activities:
           Depreciation                                             $   254,420       $   311,862
           Loss on disposal of assets                               $        --       $   181,278
           (Increase) Decrease in operating assets:
                     Accounts receivable                            $   770,771       $  (574,641)
                     Inventories                                    $   131,025       $  (967,569)
                     Other current assets                           $    28,839       $  (207,192)
           Increase (Decrease) in operating liabilities:
                     Accounts payable                               $    26,133       $ 3,202,937
                     Accrued liabilities,and
                       current maturities of leases and debt        $   (66,514)      $    22,930
                                                                    -----------       -----------
           Net cash provided by/(used in)
                     operating activities                           $ 1,455,716       $  (150,320)
                                                                    -----------       -----------
Cash flows from investing activities:
           Other assets                                             $   618,725       $   761,028
           Purchase of fixed assets                                 $(1,285,968)      $(1,831,591)
                                                                    -----------       -----------
           Net cash used in investing activities                    $  (667,243)      $(1,070,563)
                                                                    -----------       -----------
Cash flows from financing activities:
           Net Borrowings from lenders                              $   467,306       $ 1,404,920
           Net Payments of long term debt                           $(1,651,686)      $        --
                                                                    -----------       -----------
           Net cash provided by/(used in) financing activities      $(1,184,380)      $ 1,404,920
                                                                    -----------       -----------
Increase/(Decrease) in cash                                         $  (395,907)      $   184,037
Cash at beginning of period                                         $   577,052       $   262,117
                                                                    -----------       -----------
Cash at end of period                                               $   181,145       $   446,154
                                                                    -----------       -----------


The accompanying notes are an integral part of these financial statements.

Pallet Management Systems, Inc.
Notes to Financial Statements
December 30, 2000

Note 1. Consolidated Financial Statements:

         The consolidated balance sheet as of December 30, 2000, the consolidated statements of operations and cash flows for the twenty-seven week period ended December 30, 2000 and twenty-six week period ended December 25, 1999 and consolidated statements of operations for the thirteen week periods ending December 30, 2000 and December 25, 1999 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the 27 weeks ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-KSB as of June 24, 2000.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

Note 2. Debt Agreement

         The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of December 30, 2000 the Company was in full compliance with all loan covenants.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At December 30, 2000, the Company had $1,301,000 of availability under the revolving agreement.

         The three term loans as of December 30, 2000 were at $1,295,000, $1,648,000 and $411,000. These loans are collateralized by substantially all the assets of the Company.

Note 3. Inventories

Inventories consisted of the following at December 30, 2000:

                      Raw material               $1,404,292
                      Work in process            $   449,503
                      Finished goods             $   274,290
                                                 -----------

                      TOTAL                      $2,128,085
                                                 ==========

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

                                            27 Weeks Ended    26 Weeks Ended
                                               Dec. 30            Dec. 25
                                                 2000              1999
Basic earnings/(loss) per common share:
Net income/(loss)                                $311             ($2,120)

Weighted average common shares
    outstanding for the period                   4,065              3,918

Basic earnings per share of
    common stock                                 $0.08             ($0.54)

Diluted earnings/(loss) per common share:
Net income/(loss)                                $311             ($2,120)

Weighted average common shares
   outstanding for the period                    4,065              3,918

Increase in shares which would
    result from exercise of stock options         317                 *

Weighted average common shares,
   assuming conversion of the above
   securities                                    4,382                *

Diluted earnings/(loss) per share of
   common stock                                  $0.07                *


* exercise of warrants and options would be anti-dilutive


Note 5. Litigation

         In June 1999, the Company was named as a co-defendant in a lawsuit whereby the plaintiff is alleging damages of up to $300,000 related to lost income from a facility and other property formerly leased to the Company in Jessup, Maryland. Management believes the claim is without merit and intends to vigorously contest the claim. St. Paul Insurance is currently paying defense costs. The outcome of the action as well as the extent of the Company's liability, if any, can not be determined at this time.

                                     PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week period ended December 30, 2000 and for the thirteen-week period ended December 25, 1999.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Annual Report on Form 10-KSB for the year ended June 24, 2000. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations

General

         Pallet Management has grown to be one of the largest pallet companies in the more than $6 billion pallet industry, by providing value-added products and services to its customers. Pallet Management has over 200 customers, many of which are Fortune 1000 companies, including Honeywell, CHEP, DuPont, IAMS, Mitsubishi, Monsanto, Scotts Company, and various governmental agencies. Our sales for the first two-quarters of fiscal year 2001 were over $41 million with 5 facilities in 4 states.

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

                  A significant portion of Pallet Management's current business is the sale of pallets and services to CHEP, which is part of the worldwide CHEP organization that manages the largest pallet rental pool worldwide, with more than 134 million pallets and over 20 million containers in 36 countries. CHEP services the retail, grocery and automotive industries with high quality pallets and containers. The Company focuses on non-standard, specialized packaging and does not compete with CHEP in its markets.

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

                  Second - Reverse distribution can carry the retrieval, sort, repair, warehouse, and return services one step further by contracting with a customer to manage, track and provide valuable management information related to their pallet flow. During the quarter ended March 25, 2000, the Company launched "PalletNettm" a new value-added, "e-logistics" services product. As part of the Company's strategy to use the Internet to improve the functionality of its service offerings, PalletNet is a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains (excluding the grocery industry). The principal services PalletNet offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve shipping asset controls and reduce cost and waste from the supply chain, while improving inventories and enhancing customer satisfaction. By coupling PalletNet with the Internet, the Company is creating value for the customer through lower costs and improved efficiencies. The PalletNet e-portal is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNet to their operations. In addition, PalletNet has the capacity to use either bar codes or radio frequency identification tags to track individual pallets and the equipment transported on them. These new, "state of the art", logistics and information system capabilities provide customers and Pallet Management the technical support requirements to manage an efficient reverse distribution operation and management of valuable transport packaging from any location in which they can access the internet.

                  Third - Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

                  In order to fulfill the increasing demand for transport management services, Pallet Management expects to expand its service offerings and its network of facilities. Additional locations will provide local retrieval, repair, sortation, storage and recycling services for Pallet Management's customers. Pallet Management also expects to be able to accelerate its internal growth by marketing expanded value-added information services to new and existing customers.

Thirteen Weeks Ended December 30, 2000 compared to Thirteen Weeks Ended
-----------------------------------------------------------------------
December 25, 1999
-----------------
                  For the thirteen-week period ended December 30, 2000, net sales increased 21% to $21,610,000 from $17,817,000 for the comparable fiscal year 2000 period.

         During the thirteen-week period ended December 30, 2000, manufacturing sales increased 44% to $21,099,000 from $14,632,000, and services decreased by 84% to $511,000 from $3,185,000. The increase in manufacturing sales was primarily due to the opening of two new facilities along with increased demand from CHEP during the thirteen week period ending December 30, 2000, and the decrease in services is primarily due to the closing of the Lakeland service facility in December 1999.

         Pallet Management had a .7% increase in selling, general and administrative expenses from $1,146,000 to $1,154,000 for the thirteen week period ended December 30, 2000 when compared to the thirteen week period ended December 25, 1999. The selling, general and administrative expenses have only slightly increased while sales have increased by 44%. This is primarily due to the efforts to control expenses while bringing the focus on increased sales.

         A profit of $256,400 or $.06 per share was realized during this thirteen-week period ended December 30, 2000 compared to a net loss of ($423,000) or ($.11) per share recorded for the thirteen-week period last year. Profit has grown as order rates and production have risen and variable costs in our facilities were held down; additionally, during the thirteen week period ended December 25, 1999, we closed one operating facility and two administrative facilities incurring costs of approximately $310,000, and costs related to inefficient equipment at one of our facilities and costs associated with obtaining the loan from the National Bank of Canada were incurred for approximately $150,000.

Twenty-seven Weeks Ended December 30, 2000 compared to Twenty-six Weeks Ended
-----------------------------------------------------------------------------
December 25, 1999
-----------------

         For the twenty-seven week period ended December 30, 2000, net sales increased 36.5% to $41,083,000 from $30,095,000 for the twenty-six week period ended December 25, 1999.

         During the twenty-seven week period ended December 30, 2000, manufacturing sales increased 70.6% to $39,986,000 from $23,441,000 for the twenty-six week period ended December 25, 1999, and services decreased by 83.5% to $1,097,000 from the $6,654,000 recorded for the twenty-six week period ended December 25, 1999. The increase in manufacturing sales was primarily due to the opening of two new facilities along with increased demand during the period ending December 30, 2000, and the decrease in services is primarily due to the closing of the Lakeland service facility in December 1999.

         We experienced a 12.9% decrease in Selling, General and Administrative expenses from $2,528,000 to $2,203,000 for the twenty-seven week period ended December 30, 2000 when compared to the twenty-six week period ended December 25, 1999. This decrease was a result of additional management costs related to the sales volume increase and expenses related to expanding our Reverse Distribution business during the twenty-six week period ended December 25, 1999. During the twenty-seven week period ended December 30, 2000, management was reorganized and these additional costs have now been addressed and streamlined as we improved our operational structure. Additionally, during the twenty-seven week period ending December 30, 2000, we incurred less expenses due to the closing of two administrative facilities in 1999.

         A net income of $311,000 or $0.08 per share was realized during this twenty-seven week period ended December 30, 2000 compared to a net loss of ($2,120,000) or ($0.54) per share recorded for the twenty-six week period ended December 25, 1999. During the twenty-six week period ended December 25, 1999 management positions were eliminated and substantial charges were incurred totaling $690,000. Costs included in selling, general and administrative consist of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices and $192,000 for custom software which is outdated and no longer used. Costs included in cost of goods sold consist of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer used and $250,000 related to the closing of the Lakeland, Florida facility. During the twenty-seven week period ended December 30, 2000, we have increased sales, streamlined our costs within our manufacturing plants, and hired new leadership in management to spearhead our goals toward profitability. This is our third consecutive quarter with gross profit after our reorganization of management in fiscal year 2000.

Liquidity and Capital Resources
-------------------------------

         Pallet Management had $181,000 cash on hand at December 30, 2000, versus $577,000 at the beginning of the fiscal year. The decrease in cash is primarily attributed to the use of $1,184,000 in financing activities and the purchase of our Vanderloo Nailing Machine in Indiana and other assets netting a change of $667,000, which was offset by $1,456,000 generated from operating activities. The use in financing activities is primarily due to repayments on the revolver loan to LaSalle Business Credit ($1,652,000) partially offset by additions to our capital line and other financed activities of $467,000. The repayment of the revolver to gain a lower average outstanding balance was caused by utilizing a zero balance account and only funding when payables were presented to the bank. This resulted in a decrease in interest expense estimated at $125,000 annually.

         The $1,456,000 in cash generated from operating activities is primarily due to accounts receivable decreasing over the twenty seven week period ended December 30, 2000 by $771,000, and the fiscal year to date net income of $311,000. The decrease in outstanding accounts receivable is caused by the more timely customer payments for the twenty-seven week period ending December 30, 2000. The Company decreased its borrowings from LaSalle Business Credit by $1,184,000 over the twenty-seven week period ended December 30, 2000. This decrease was made up of a reduced revolver borrowing base of $1,652,000 born from effective cash management offset by the addition to the capital loan for a portion of the Vanderloo Nailing Machine of $411,000. During the twenty-seven week period ended December 30, 2000, we capitalized costs primarily associated with the Vanderloo Nailing Machine, which was put into production at our Indiana facility, and these assets were capitalized for $1,286,000.

         The Company believes that existing cash on hand, cash provided by future operations including PalletNet services, additional available borrowings under its current line of credit, and a net working capital of $1,838,000 as of December 30, 2000, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. The company will experience a reduction in its CHEP orders during the thirteen week period ended March 30, 2001 to a comparable level experienced in the thirteen week period ended March 25, 2000. Plans to manage this anticipated reduction were begun in November, 2000 to reduce the impact to earnings that this may cause.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Disclosed in audited financial statements and note 5 above.



                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PALLET MANAGEMENT SYSTEMS, INC.



Dated:      February 15, 2001           By: /s/ Zachary M. Richardson
                                            ----------------------------
                                        Zachary M. Richardson, President


Dated:      February  15, 2001          By: /s/ Marc S. Steinberg
                                            -----------------------------
                                        Marc S. Steinberg, Treasurer, Controller
                                        and Secretary (Principal Financial and
                                        Accounting Officer)