Form 10-Q
period 2001-03-31
PALLET MANAGEMENT SYSTEMS INC
filed 2001-05-11
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                                 March 31, 2001
                        Commission File Number 000-24405

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

    Florida                                            59-2197020
   ----------                                          ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation)

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

On May 10, 2001, the Registrant had outstanding 4,065,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,            June 24,
                                                                                      2001                 2000
                                                                                  ------------          ------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS
         Cash                                                                     $    206,495          $    577,052
         Accounts receivable - trade, net of allowance
              for doubtful accounts                                               $  3,013,520          $  4,885,302
         Inventories                                                              $  1,538,819          $  2,259,110
         Other  Current Assets                                                    $    320,498          $    237,577
                                                                                  ------------          ------------

                           Total current assets                                   $  5,079,332          $  7,959,041
                                                                                  ------------          ------------
         Property and equipment - net of accumulated
              depreciation                                                        $  5,781,817          $  4,407,092
                                                                                  ------------          ------------
OTHER ASSETS
         Vanderloo Pallet Machine - CIP                                           $         --          $    647,213
         Palletnet - CIP                                                          $         --          $    233,266
         Other                                                                    $     88,018          $    104,384
                                                                                  ------------          ------------
                           Total other assets                                     $     88,018          $    984,863
                                                                                  ------------          ------------
                           Total assets                                           $ 10,949,167          $ 13,350,996
                                                                                  ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Current maturities of long-term debt                                     $  1,205,845          $  1,190,138
         Current portion of capital lease obligations                             $     74,748          $     70,608
         Accounts payable                                                         $  2,453,943          $  2,760,217
         Accrued liabilities                                                      $    286,877          $    814,077
                                                                                  ------------          ------------
                           Total current liabilities                              $  4,021,413          $  4,835,040
                                                                                  ------------          ------------
LONG TERM DEBT
         Long-term debt                                                           $  3,666,468          $  5,414,685
         Capital lease obligations                                                $    136,167          $    182,805
                                                                                  ------------          ------------
                           Total long-term liabilities                            $  3,802,635          $  5,597,490
                                                                                  ------------          ------------
                           Total liabilities                                      $  7,824,048          $ 10,432,530
                                                                                  ------------          ------------
STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par Value; no shares issued and outstanding Common stock, authorized 10,000,000 shares at
         $.001 par value; issued and outstanding 4,065,612 shares at December
         30, 2000 and
             June 24, 2000                                                        $      4,066          $      4,066
  Additional paid in capital                                                      $  7,269,556          $  7,269,556
  Accumulated deficit                                                             $ (3,872,503)         $ (4,079,156)
  Notes receivable from stockholders                                              $   (276,000)         $   (276,000)
                                                                                  ------------          ------------
                           Total stockholders' equity                             $  3,125,119          $  2,918,466
                                                                                  ------------          ------------
                           Total liabilities and stockholders' equity             $ 10,949,167          $ 13,350,996
                                                                                  ------------          ------------

The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   13 Weeks Ended                 40 Wks Ended        39 Wks Ended
                                                          March 31, 2001      March 25, 2000      March 31, 2001      March 25, 2000
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $ 12,374,407        $ 14,155,057        $ 53,457,722        $ 44,250,399

Cost of goods sold                                         $ 11,593,615        $ 13,376,852        $ 49,833,376        $ 42,787,547
                                                           ------------        ------------        ------------        ------------

Gross profit                                               $    780,792        $    778,205        $ 3,624,346 5       $  1,462,852
                                                           ------------        ------------        ------------        ------------
Selling, general and administrative expense                $    802,917        $    842,733        $ 3,005,820 3       $  3,371,015
                                                           ------------        ------------        ------------        ------------
Operating profit (loss)                                    $    (22,125)       $    (64,528)        $ 618,526 )        $ (1,908,163)
                                                           ------------        ------------        ------------        ------------
Other income (expense)
              Other income (expense)                       $     29,717        $      6,301        $     (9,918)       $      5,337
              Interest expense                             $   (111,981)       $   (119,619)       $   (401,955)       $   (394,945)
                                                           ------------        ------------        ------------        ------------
              Total other income (expense)                 $    (82,264)       $   (113,318)       $   (411,873)       $   (389,608)
                                                           ------------        ------------        ------------        ------------
Income (loss) before income tax expense                    $   (104,389)       $   (177,846)       $    206,653        $ (2,297,771)

Income tax expense (benefit)                               $         --        $         --        $         --        $         --

Net income (loss)                                          $   (104,389)       $   (177,846)       $    206,653        $ (2,297,771)
                                                           ------------        ------------        ------------        ------------
Net earnings (loss) per common share                       $      (0.03)       $      (0.04)       $       0.05        $      (0.58)

Diluted earnings (loss) per common share                              *                   *        $       0.05                   *



* exercise of warrants and options would be anti-dilutive


The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       40 Wks Ended           39 Wks Ended
                                                                                      March 31, 2001         March 25, 2000
                                                                                      --------------         --------------
Cash flows from operating activities:
              Net income (loss)                                                         $   206,653          $(2,297,771)
                                                                                        -----------          -----------
              Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
              Depreciation                                                              $   386,171          $   466,488
              Loss on disposal of assets and investments                                $    47,040          $   214,952
              (Increase) Decrease in operating assets:
                          Accounts receivable                                           $ 1,871,782          $(1,706,186)
                          Inventories                                                   $   720,291          $  (109,365)
                          Other assets                                                  $   813,923          $   598,318
              Increase (Decrease) in operating liabilities:
                          Accounts payable                                              $  (306,274)         $ 2,472,731
                             Accrued liabilities,and
                            current maturities of leases and debt                       $  (503,041)         $   125,134
                                                                                        -----------          -----------
              Net cash provided by/(used in)
                          operating activities                                          $ 3,236,545          $  (235,699)
                                                                                        -----------          -----------
Cash flows from investing activities:
              Other assets                                                              $        --          $  (470,039)
              Purchase of fixed assets                                                  $(1,807,936)         $(1,152,605)
                                                                                        -----------          -----------
              Net cash used in investing activities                                     $(1,807,936)         $(1,622,644)
                                                                                        -----------          -----------
Cash flows from financing activities:
              Net Borrowings from lenders                                               $ 1,031,297          $ 1,718,925
              Net Payments of long term debt                                            $(2,830,463)         $        --
                                                                                        -----------          -----------
              Net cash provided by/(used in) financing activities                       $(1,799,166)         $ 1,718,925
                                                                                        -----------          -----------
Increase/(Decrease) in cash                                                             $  (370,557)         $  (139,418)
Cash at beginning of period                                                             $   577,052          $   262,117
                                                                                        -----------          -----------
Cash at end of period                                                                   $   206,495          $   122,699
                                                                                        -----------          -----------

The accompanying notes are an integral part of these financial statements.

         Pallet Management Systems, Inc.
         Notes to Financial Statements
          March 31, 2001

         Note 1.  Consolidated Financial Statements:

                  The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and cash flows for the forty week period ended March 31, 2001 and thirty-nine week period ended March 25, 2000 and consolidated statements of operations for the thirteen week periods ending March 31, 2001 and March 25, 2000 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the forty weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-KSB as of June 24, 2000.

                  Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

         Note 2. Debt Agreement


                   The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of March 31, 2001 the Company was in full compliance with all loan covenants.

                  Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At March 31, 2001, the Company had $ 2,450,000 of availability under the revolving agreement.

                  The three term loans as of March 31, 2001 were at $1,261,000, $1,583,000 and $1,031,000. These loans are collateralized by substantially all the assets of the Company.


         Note 3. Inventories

         Inventories consisted of the following at March 31, 2001:

                      Raw material               $   885,524
                      Work in process            $   381,330
                      Finished goods             $   271,965
                                                 -----------

                      TOTAL                      $ 1,538,819
                                                 ===========

         Note 4.  Net Earnings (Loss) per Share of Common Stock:

                  Net earnings (loss) per share of common stock was determined by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per common share reflects the potential dilution that could occur assuming exercise of all issued and unexercised stock options. A reconciliation of the net income/(loss) and numbers of shares used in computing basic and diluted earnings/(loss) per common share is as follows (in thousands, except per share data):
                                                  40 Weeks Ended  39 Weeks Ended
                                                      March 31        March 25
                                                       2001            2000
                                                       ----            ----

          Basic earnings/(loss) per common share:
          Net income/(loss)                               $   207       ($2,298)

          Weighted average common shares
              outstanding for the period                    4,065         3,955

          Basic earnings per share of
              common stock                                $  0.05       ($ 0.58)

          Diluted earnings/(loss) per common share:
          Net income/(loss)                               $   207       ($2,298)

          Weighted average common shares
             outstanding for the period                     4,065         3,955

          Increase in shares which would
              result from exercise of stock options           256             *

          Weighted average common shares,
             assuming conversion of the above
             securities                                     4,321             *

          Diluted earnings/(loss) per share of
             common stock                                 $  0.05             *

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

         Note 6. Revenue Recognition

         Sales revenue is generally recorded upon the delivery of goods or the acceptance of goods by the customer according to contractual terms and represents amounts realized, net of discounts and allowances.

         Note 7. Accounting for Software Related Costs

         The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1 which generally requires the capitalization of costs incurred during the application development stage of computer software meeting certain characteristics. All costs incurred during the preliminary project stage and post implementation / operation stage are expensed as incurred.

         PART I

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                  The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Form 10-KSB for the year ended June 24, 2000. The financial statements in this Report reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week and forty-week periods ended March 31, 2001 and for the thirteen-week and thirty-nine week periods ended March 25, 2000.

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

         Results of Operations
         ---------------------

         General
         -------

                  Pallet Management has grown to be one of the largest pallet companies in the more than $6 billion North American pallet industry, by providing value-added products and services to its customers. Pallet Management has many customers which are Fortune 1000 companies, including Honeywell, CHEP, DuPont, IAMS, Mitsubishi, Monsanto, Scotts Company, and various governmental agencies.

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

                   Our Company has two lines of revenue, manufacturing and services, with manufacturing currently accounting for 97% of the Company's net sales:

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

         Second - Reverse distribution can carry the retrieval, sort, repair, warehouse, and return services one step further by contracting with a customer to manage, track and provide valuable management information related to their pallet flow. As part of the Company's strategy to use the Internet to improve the functionality of its service offerings, it developed PalletNetTM . PalletNet is a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains (excluding the grocery industry). The principal services PalletNet offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve shipping asset controls and reduce cost and waste from the supply chain, while improving inventories and enhancing customer satisfaction. By coupling PalletNet with the Internet, the Company is creating value for the customer through lower costs and improved efficiencies. The PalletNet e-portal is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNet to their operations. In addition, PalletNet has the capacity to use either bar codes or radio frequency identification tags to track individual pallets and the equipment transported on them. These new, "state of the art", logistics and information system capabilities provide customers and Pallet Management the technical support requirements to manage an efficient reverse distribution operation and management of valuable transport packaging from any location in which they can access the Internet.

         Third - Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

                   In order to fulfill the increasing demand for transport management services, Pallet Management plans to expand its service offerings and service revenues by hiring additional key sales personnel during this fiscal year. Though expanding sales of services will not require any significant capital expenditures, it will increase SG&A as a percentage of sales until newly hired sales personnel are trained. In addition, the cycle for completing a sale of services is significantly longer than that for selling manufactured pallets. We anticipate that service will become a greater percent of net sales as we expand our sales personnel.

         Thirteen Weeks Ended March 31, 2001 compared to Thirteen Weeks Ended March 25, 2000

                  For the thirteen-week period ended March 31, 2001, net sales decreased 13% to $ 12,374,000 from $14,155,000 for the comparable fiscal year 2000 period. This decrease is due to reduced demand for new pallets as well as services.

                  During the thirteen-week period ended March 31, 2001, manufacturing sales decreased 11% to $ 12,011,000 from $13,507,000. The decrease in manufacturing sales was primarily due to the reduction of orders received by our major customer at our Alabama, Indiana and Illinois facilities, as well as a general slow down of orders received in the niche pallet sales at the Lawrenceville, Virginia location.

                  Service sales decreased by 44% to $363,000 from $ 648,000. This decrease in service sales is primarily due to the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand from the facility's key customer.

                  Pallet Management had a 5% reduction in its selling, general and administrative expenses from $ 843,000 to $ 803,000 for the thirteen week period ended March 31, 2001 when compared to the thirteen week period ended March 25, 2000. The selling, general and administrative expenses were reduced based on management initiative to hold down costs during the reduced order period as well as the elimination of a level of management.

                  A loss of ($104,000) or ($.03) per share was realized during this thirteen-week period ended March 31, 2001 compared to a net loss of ($178,000) or ($.04) per share recorded for the thirteen-week period last fiscal year. Compared to the same period last year, we were able to reduce the losses on less sales due to operational and management improvements, as well as cash flow management improvements. Management has successfully concentrated its efforts on reducing variable and semi-variable costs when order demands slow down. Pallet Management anticipated this third quarter slow down at the end of the previous quarter and made necessary adjustments to its staffing and production requirements. In addition, losses were also experienced as pine lumber prices dramatically decreased to historically low levels thus decreasing our inventory valuation and making pallet component production for our other assembly facilities uneconomical. This resulted in lost cost savings during the decreased market for lumber.

         Forty Weeks Ended March 31, 2001 compared to Thirty-nine Weeks Ended March 25, 2000

                  For the forty-week period ended March 31, 2001, net sales increased 21% to $ 53,458,000 from $ 44,250,000 for the thirty-nine week period ended March 25, 2000.

                  During the forty-week period ended March 31, 2001, manufacturing sales increased 27% to $ 51,997,000 from $ 40,873,000 for the thirty-nine week period ended March 25, 2000. The increase in manufacturing sales was primarily due to the opening of two new facilities during fiscal year 2000. The impact of those two facilities can be seen in the six month period ended December 2000. The current thirteen-week period shows a decrease from the same period the year before primarily due to the reduction of orders in all four of the manufacturing facilities.

                  Service sales decreased by 57% to $ 1,461,000 from the $3,377,000 recorded for the thirty-nine week period ended March 25, 2000. The decrease in services is primarily due to the closing of the Lakeland service facility in December 1999 when the facility's major customer opened its own facility near-by. Another contributing factor to reduced service sales was the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand from the facility's key customer.

                  We experienced an 11% decrease in selling, general and administrative expenses from $ 3,371,000 to $ 3,006,000 for the forty-week period ended March 31, 2001 when compared to the thirty-nine week period ended March 25, 2000. This decrease was a result of additional management costs related to the sales volume increase and expenses related to expanding our reverse distribution business during the thirty-nine week period ended March 25, 2000. During the forty-week period ended March 31, 2001, management was reorganized and these additional costs have now been addressed and streamlined as we improved our operational structure. Additionally, during the forty-week period ending March 31, 2001, we incurred less expenses due to the closing of two administrative facilities in 1999.

                  A net income of $ 207,000 or $0.05 per share was realized during this forty-week period ended March 31, 2001 compared to a net loss of ($2,298,000) or ($0.58) per share recorded for the thirty-nine week period ended March 25, 2000. During the thirty-nine week period ended March 25, 2000 management positions were eliminated and substantial charges were incurred totaling $690,000. Costs included in selling, general and administrative expenses consisted of $32,000 for legal and accounting expenses related to a postponed equity offering and The Nelson Company transaction, $67,000 for closing the Cary, North Carolina and Richmond, Virginia offices and $192,000 for custom software which is outdated and no longer used. Costs included in cost of goods sold consisted of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient and no longer used and $250,000 related to the closing of the Lakeland, Florida facility. During the forty-week period ended March 31, 2001, we have increased sales, streamlined our costs within our manufacturing plants, and hired new management to spearhead our goals toward profitability. By anticipating and planning for the reductions to the order rate, Pallet was able to maintain its profitability on a year-to-date basis. During the beginning of the fourth quarter, Pallet Management Systems has experienced an increase in demand and sales.

         Liquidity and Capital Resources
         -------------------------------

                  Pallet Management Systems had $206,000 cash on hand at March 31, 2001, versus $577,000 at the beginning of the fiscal year. The decrease in cash is primarily attributed to the use of $1,799,000 in investing activities for the purchase of our Vanderloo Nailing Machine in Indiana and the capitalization of our Palletnet software costs netting a change of $ 1,808,000, which was offset by $3,237,000 generated from operating activities. The cash used in financing activities is primarily due to repayments on the revolver and term loans to LaSalle Business Credit ($2,830,000) offset by additions to our capital line and other financed activities of $1,031,000. The repayment of the revolver to gain a lower average outstanding balance was caused by utilizing a zero balance account and only funding the revolving loan when payables were presented to the bank. This resulted in a decrease in interest expense estimated at $125,000 annually.

                  The $ 3,237,000 in cash generated from operating activities is primarily due to accounts receivable decreasing over the forty week period ended March 31, 2001 by $ 1,872,000, the decrease to inventory levels of $ 720,000, the capitalization of the Vanderloo Machine from construction in progress, and the fiscal year to date net income of $ 207,000. The decrease in outstanding accounts receivable is caused by the more timely customer payments for the forty-week period ending March 31, 2001 along with the decreased receivables from our major customer which accompanied the lower order rate. The Company decreased its borrowings from LaSalle Business Credit by $ 1,799,000 over the forty-week period ended March 31, 2001. This decrease was made up of a reduced revolver borrowing base plus principal payments on our term loans of $2,830,000 born from effective cash management offset by the addition to the capital loan for a portion of the Vanderloo Nailing Machine of $1,031,000. During the forty-week period ended March 31, 2001, we capitalized costs primarily associated with the Vanderloo Nailing Machine, which was put into production at our Indiana facility, and these assets were capitalized for $1,421,000.

                  The Company believes that existing cash on hand, cash provided by future operations including PalletNet services, additional available borrowings under its current line of credit, and a net working capital of $ 1,058,000 as of March 31, 2001, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months. The Company expects the order trend to pick back up in the thirteen-week period ended June 30, 2001.

         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

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


                         PALLET MANAGEMENT SYSTEMS, INC.


Dated:   May 11, 2001    By:   /s/ Zachary M. Richardson
                              ------------------------------
                        Zachary M. Richardson, President


Dated:   May 11, 2001    By:  / s/ Marc. S. Steinberg
                              ---------------------------------------
                         Marc  S.  Steinberg,  Treasurer,  Vice  President  of
                         Finance  and  Secretary   (Principal   Financial  and
                         Accounting Officer)