Form 10-Q/A
period 2001-03-31
PALLET MANAGEMENT SYSTEMS INC
filed 2001-05-31
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                                 March 31, 2001
                        Commission File Number 000-24405


                        PALLET MANAGEMENT SYSTEMS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                 59-2197020
     -----------------------------          -----------------------------------
     State or other jurisdiction of         (IRS Employer Identification Number)


         2855 University Drive, Suite 510, Coral Springs, Florida 22065
         --------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (954) 340-1290


              ----------------------------------------------------
             (Former name or address if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X            No
                  -----             -----


On May 10, 2001, the Registrant had outstanding 4,065,612 shares of common stock, $.001 par value.

PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

(a)     The Company held its Annual Meeting of Shareholders on March 1, 2001.

(c) The following matters were submitted to a vote of security holders at the Company's Annual Meeting of Shareholders.


        1.    Election of Directors


--------------------------------------------------------------------------------
Election of Directors            Votes Cast For             Authority Withheld

--------------------------------------------------------------------------------
  Phillip D. Feltman                3,231,780                    69,057
--------------------------------------------------------------------------------
  Ronald Shindler                   3,214,030                    86,807
--------------------------------------------------------------------------------
  Alan P. Sklar                     3,220,780                    80,057
--------------------------------------------------------------------------------
  Robert L. Steiler                 3,225,730                    75,107
--------------------------------------------------------------------------------


        2.    Ratification of Kaufman, Rossin & Co. as Auditors for the Company.


--------------------------------------------------------------------------------
       For                           Against                  Abstentions
--------------------------------------------------------------------------------
    3,263,425                        28,752                      8,660
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PALLET MANAGEMENT SYSTEMS, INC.



Dated:  May 29, 2001                    By: /s/ Zachary M. Richardson
                                            ------------------------------------
                                            Zachary M. Richardson


Dated:  May 29, 2001                    By: /s/ Marc. S. Steinberg
                                            ------------------------------------
                                        Marc. S. Steinberg, Treasurer, Vice
                                        President of Finance and Secretary
                                        (Principal Financial and Accounting
                                        Officer)