Form 10-K
period 2001-06-30
PALLET MANAGEMENT SYSTEMS INC
filed 2001-10-12
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


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

      2855 University Drive, Suite 510
           Coral Springs, Florida                               33065
           ----------------------                               -----
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 340-1290
                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
             ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $1,836,927 based on the closing price of $ 0.72 per share as of October 5, 2001.

         As of October 5, 2001, there were 4,065,612 shares of the issuer's Common Stock, $.01 par value, outstanding.

                             PALLET MANAGEMENT, INC.
                                    FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                -----------------
                                                                                                            Page No.
                                                                                                            --------

PART I           ................................................................................................1

Item 1.          Business........................................................................................1

Item 2.          Properties.....................................................................................10

Item 3.          Legal Proceedings..............................................................................11

Item 4.          Submission of Matters to a Vote of Security Holders............................................11

PART II          ...............................................................................................11

Item 5.          Market for Registrants Common Equity and Related Stockholder Matters...........................11

Item 6.          Selected Financial Data........................................................................12

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operation...........13

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.....................................25

Item 8.          Financial Statements and Supplementary Data....................................................25

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........25

PART III         ...............................................................................................26

Item 10.         Directors and Executive Officers of Registrant.................................................26

Item 11.         Executive Compensation.........................................................................29

Item 12.         Security Ownership of Certain Beneficial Owners and Management.................................36

Item 13.         Certain Relationships and Related Transactions.................................................38

PART IV          ...............................................................................................38

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................38


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

                                     PART I

Item 1.       Business.
              ---------

Introduction

         Pallet Management is the first pallet company in the United States to become publicly traded in the estimated $6 billion pallet industry. The Company is a leader in total solutions for pallet and other transport packaging requirements and offers a wide variety of products and services, from pallet manufacturing, to reverse distribution of transport packaging assets. The primary users of Pallet Management's services are companies from various industries, including steel and metal; chemical and fluid; paper and fiber, pallet rental, and printing.

         The Company is a leader in reducing product distribution costs for major manufacturers and distributors by providing value-added transport packaging products and logistical services. As one of the largest pallet manufacturing companies in the United States, Pallet Management has expanded its line of business to include related transport packaging, logistical and repair services. With two related lines of business, manufacturing and services, Pallet Management primarily manufactures wood pallets, which are the base of most transport packaging assets. Services related to transport packaging, which are focused on reducing customer distribution costs, include transport packaging retrieval, repair, recycling, sorting, warehousing, reverse distribution, tracking, logistics and value-added information services.

         A significant portion of Pallet Management's current business is the sale of pallets and services to CHEP, which is part of the international CHEP organization that manages the world's largest pallet rental pool. CHEP service spans 38 countries across six continents controlling more than 160 million pallets and 34 million containers, primarily focused on the retail, grocery and automotive industries.

         Pallet Management's business strategy is to manufacture and service pallets as well as other supply chain assets for niche markets. Manufacturing operations complement expansion of the Company's related transport packaging services that should increase gross margins. All of Pallet Management's products and services are designed to assist its customers in reducing the cost per trip for shipments of their goods.

         In order to fulfill the increasing demand for transport packaging management services, Pallet Management plans to expand its service offerings and its network of facilities by opening company-owned facilities as well as entering into affiliations with other pallet and logistics companies in strategic locations. These additional locations will provide local retrieval, repair, sortation, storage and recycling services for Pallet Management's national customers. Pallet Management also plans to be able to accelerate its internal growth by marketing expanded value-added information services to new and existing customers through the use of PalletNetTM, its proprietary software application process for the tracking and management of transport packaging assets.

Industry Overview

Pallet Industry

         A pallet is a platform, usually made of wood and assembled with metal nails, that is used for storing and shipping goods. Pallets allow goods to be transported or warehoused economically by providing a foundation for forklifts and vertical storage. Pallets are used in virtually all U.S. industries where products are physically distributed, including the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries. Without pallets, shipping by air, land and sea would be severely hampered. Pallets come in a wide range of shapes and sizes. Although pallets are primarily made of wood, they may also be made from steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. It is estimated by industry sources that there are over 7 pallets for each person in the United States, and Pallet Management believes that there are over 1,000 different sizes and specifications of pallets used in North America. The grocery industry, however, which accounts for approximately one-third of the all new pallets produced in the United States, uses a standard size 48 x 40-inch pallet referred to as a GMA pallet. Other industries utilize unique specifications that are appropriate for their particular needs. According to a survey conducted by the National Wooden Pallet and Container Association ("NWPCA"), 91% of pallet users reported using wood pallets, with just 5% or less using plastic, a combination of wood and plastic, or other material. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

         Many pallets are not durable enough for multiple trips. The manufacturing capacity for the standard GMA pallet is in excess of demand and unless one is manufacturing a top quality durable pallet for a customer who wants to use their pallets for multiple trips, the margins are very small. Standard GMA pallets weigh approximately 45 lbs. and are designed to hold 1,500 pounds of goods. Since CHEP has a pool of 48 x 40-inch pallets that are continually reused, it demands a higher quality, better-engineered pallet, which is more durable. A CHEP pallet weighs approximately 60 lbs., and is engineered to hold 2,800 pounds of goods.

         Based on information supplied by industry sources, Pallet Management estimates that the U.S. pallet industry currently generates revenues of approximately $6 billion, and it is served by approximately 3,600 companies, most of which are small, privately-held entities. These companies are generally operating in only one location and serving customers within a limited geographic region. The industry is generally composed of companies that manufacture new pallets and companies that repair and recycle pallets. The U.S. Forest Service estimates that 475 million new wood pallets are produced annually, 300 million wood pallets are repaired and sent back into circulation, and 175 million wood pallets are sent to landfills.

         The pallet industry, a generally mature industry, has experienced significant changes during the past several years. These changes are due, among other factors, to the focus by Fortune 1000 businesses on improving the efficiency of their supply chain, manufacturing, and distribution systems. This focus has caused many of these businesses to attempt to reduce significantly the number of vendors serving them in order to simplify their procurement and product distribution processes. It has also prompted large manufacturers and distributors to outsource key elements of those processes that are not within their core competencies and to develop just-in-time procurement, manufacturing, and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand for a high quality source of pallets has increased. Palletized freight facilitates movement through the supply chain by reducing costly loading and unloading delays at distribution centers and warehouse facilities. As a result, there has been an increased demand for high-quality pallets in an attempt to decrease the cost per trip by reducing product damage during shipping and storage, and increasing the number of trips for which pallets can be used.

         The broad changes affecting the U.S. industry have created significant demand for higher quality pallets distributed through an efficient, more sophisticated system. Environmental and cost concerns have also accelerated the trend toward increased reuse or "recycling" of pallets and certain other transport packing materials, further increasing the importance of the quality of newly manufactured pallets. In recognition of these trends, CHEP has established an international system that provides high-quality pallets to customers worldwide. CHEP is owned by Brambles Industries Limited (BIL), an Australian publicly-held corporation that outsources its pallet manufacturing and some of its repair operations. During the fiscal year ending June 30, 2001, approximately 86% of Pallet Management's revenues and a significant percentage of Pallet Management's growth were attributable to CHEP. While Pallet Management expects to continue to build its relationship with CHEP, additional growth is anticipated to diversify revenues into other areas.

         CHEP's pallet leasing system represents a significant change in the U.S. grocery and retail pallet market. CHEP leases high quality, standardized and easily identifiable (all CHEP pallets are painted blue) 48" by 40" pallets, primarily for use by grocery and consumer product manufacturers. CHEP pallets are manufactured to strict specifications by vendors, including Pallet Management, that have been selected based on their ability to provide large volumes of high quality pallets manufactured to CHEP specifications in a timely manner.

         Due to the high cost of plastics and other materials, wood is the preferred and "more environmentally conscious" material (a renewable resource) for pallets. Wood pallets are also generally stronger, more repairable, and less expensive than comparable plastic pallets. Plastic pallets currently have a limited market in "closed loop" systems where system leakage is minimal and where the pallets can be tracked and retrieved for reuse.

Third Party Logistics Industry

         As manufacturers and retailers continue to drive down the costs of distribution, they will continue to look to third party logistics companies to handle supply chain systems. It is estimated that about 7%, or approximately $40 billion, of relevant logistic costs are currently managed by third party logistics companies. Within the next 3 to 5 years, this sector could capture 10% to 15% of the available market. Third party logistics companies include outsourcing companies that manage portions of a company's supply chain. Outsourcing supply chain management gives companies a competitive edge and drives profitability up. The third party logistics industry is expected to experience an annual growth rate of about 20%, driven primarily by the continued outsourcing of specific supply chain logistics functions. Management believes that this industry will eventually be ready for consolidation, as customers will want third-party logistic companies to increase their scope of service offerings on a global level.

         Reverse Distribution, a sub-industry of the logistics industry, is estimated to have grown from $4.6 billion in 1997 to over $7.7 billion in 2000 in the United States. It is rapidly growing and becoming more diverse and complex as its importance to the supply chain becomes more evident. Reverse Distribution is defined as the opposite of direct distribution. It is moving products back up the supply chain to the original manufacturer. The increasing importance of reverse distribution in the market place is a key factor in the dramatic changes taking place in the pallet industry.

         Until recently, pallet manufacturers were focused on producing the cheapest pallet for their customers, who considered their packaging material an expense. Manufacturers and distributors are now discovering that the lowest cost per trip (the ultimate goal) for their packaging material is realized when high quality packaging is utilized and subsequently returned for re-use in a reverse distribution system. Viewing packaging material as an asset instead of an expense requires a reverse distribution system to return their packaging assets. Pallet Management is aggressively pursuing this market as a specialist in reverse distribution for packaging material assets.

Growth Strategy

         Pallet Management's goal is to become a leading national provider of pallets and related transport packaging services by continuing to expand its existing operations and seeking strategic acquisitions. Pallet Management believes that a significant market opportunity exists for a company that can consistently offer high-quality pallets and related value-added services to large pallet users in the U.S. Pallet Management believes that its management's experience, industry reputation, and existing customer base will provide the Company with a significant competitive advantage as it pursues its growth strategy. Elements of its strategy include:

         o        CHEP
         o        Specifically Engineered Niche Market Manufacturing
         o        Reverse Distribution Services
         o        Acquisitions

CHEP

         CHEP is the world's largest pallet pooling company with a pallet pool worth over $2 billion consisting of over 160 million pallets. CHEP markets to the grocery, retail, and automotive industries, where large volumes of standard size pallets can be contained in a closed loop-system. Based on published information, CHEP has a market share of 88% of all leased pallets worldwide and dominates 90% of the markets in which they operate. CHEP is by far the largest participant in the U.S. pallet industry and does not have a significant pallet-pooling competitor. CHEP service spans 38 countries across six continents controlling more than 160 million pallets and 34 million containers. Effective August 2001, CHEP announced being wholly owned by Brambles Industries, Ltd.

         As a result of entering into a series of multi-year manufacturing agreements with CHEP to produce specially engineered grocery pallets in strategic locations, Pallet Management opened a new manufacturing facility in Rogersville, Alabama, in September 1998, another manufacturing facility in Bolingbrook, Illinois, just outside Chicago, in April 1999, and a third manufacturing facility in Plainfield, Indiana, just outside Indianapolis, in August 1999. Pallet Management has invested over $4.2 million in "state-of the art" pallet manufacturing equipment for these facilities, including a new $1.5 million "Vanderloo" nailing machine system custom made for Pallet Management in Holland and installed at the Company's Plainfield, Indiana facility.

         The Rogersville, Alabama contract expired on September 7th, 2001 and was not renewed. The Bolingbrook, Illinois contract expires on April 30, 2002. A third contract, for Plainfield, Indiana does not expire until Fiscal Year 2003. The Company anticipates that the Bolingbrook, Illinois contract will not be renewed. The volume of business that is currently produced out of the Bolingbrook, Illinois facility may be extended beyond the end of the contract. Should the contract for Bolingbrook, Illinois not be renewed or the business not be extended, the Company may not be able to meet current cash needs and may not be profitable. The Company continues to work with CHEP regarding future opportunities.

          In addition to pallet manufacturing, Pallet Management also offers to CHEP Reverse Distribution Services. Pallet Management has a facility which sorts, repairs, warehouses and returns pallets to the CHEP pallet pool.

         Pallet Management has had a business relationship with CHEP for over ten years and CHEP is expected to be Pallet Management's largest customer for the next several years, during which Pallet Management will support CHEP's projected growth. While Pallet Management is continuously developing its CHEP relationship, it is continuing to aggressively pursue other areas of growth.

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

         Niche market pallets are uniquely engineered to transport a specific product and are not universally used like the standard GMA or CHEP pallet. Examples of niche pallets Pallet Management builds include those for the metals and fibers industries. These types of pallets are specially engineered by Pallet Management by using PDS (Pallet Design System), a system developed by Virginia Tech's Pallet Laboratory in conjunction with the National Wooden Pallet and Container Association.

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

Reverse Distribution Services

         As large manufacturers have focused more of their attention on reducing distribution costs, Pallet Management has expanded the marketing of its Reverse Distribution Services. Reverse Distribution is the systematic retrieval, sortation, repair, warehouse and return of pallets and other packaging material that creates closed-loop return systems between the manufacturer, their customers, and their vendors. Pallet Management's customers own the pallets or containers that are loaded with their products for transport. Large manufacturing companies often make sizable investments in specially engineered and heavy-duty pallets. Pallet Management can recover, sort, repair, warehouse and return a niche pallet to a customer for significantly less than the cost of a new pallet, thereby eliminating or reducing some of its customers' distribution expenses. At the same time, Pallet Management generates greater margins than when a new pallet is built. The key to successfully implementing a large-scale reverse distribution program is to have an integrated network that encompasses information, retrieval, and logistics capabilities. Pallet Management is actively seeking strategic relationships to more fully develop its nationwide reverse distribution network.

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

         During the fiscal year 2000, the Company launched PalletNetTM, a web-based tracking and information system that manages the flow of pallets and other shipping platforms and containers throughout industrial supply chains. As part of the Company's strategy to use the Internet to enhance customer service, PalletNet provides reverse distribution with a single source national contact. This service is supported by leading edge technology that enables users to improve asset control and reduce cost and waste from their supply chain.

         PalletNetTM is a browser-based user interface combined with three levels of security management, which delivers safe and unlimited access to customers. Customers can view exactly where their shipping platforms and containers are in their supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNetTM to their operations. In addition, PalletNetTM has the capacity to use bar codes and integrate radio frequency identification ("RFID") tags to track individual pallets and the equipment transported on them.

         These additional services provide the Company's customers the flexibility to meet almost any industrial needs in terms of reverse distribution and transport packaging, and an even higher level of customer service and improved supply chain efficiency.

Acquisitions

         Pallet Management intends to pursue acquisitions within its existing markets and new markets to increase its market penetration, as well as to provide a broader range of services to existing customers in those markets. These potential acquisitions will primarily involve transport services businesses and smaller pallet companies whose operations can be incorporated into Pallet Management's existing operations without a significant increase in infrastructure, as well as those that will provide Pallet Management with the ability to service new customers or existing customers in new locations. Pallet Management does not currently plan to acquire any significant additional manufacturing capacity and does not have any current agreements or understandings for any acquisitions. The consideration for such acquisitions, if consummated, could consist of cash, debt, equity or any combination thereof.

Current Operations

Manufacturing

         o        High volume, high quality CHEP grocery pallet manufacturing
         o        Low volume, specially engineered niche pallet manufacturing

Services

         o        Reverse Distribution Services
         o        Retrieval, sort, repair, warehouse and return services
         o        Other Products

         Manufacturing. The manufacturing process for new pallets at each of Pallet Management's facilities is generally the most capital intensive part of the business, with the majority of assembly and construction being automated. New pallets are manufactured from an assortment of wood products, varying in type and quality, with construction specifications determined by the pallet's end user. Pallet Management believes that approximately 70% of the wood used in new pallets manufactured in North America consists of hardwood (including oak, poplar, alder and gum), with the balance consisting of pine or other softwoods.

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

         All the high volume CHEP pallets and most of the lower volume specifically engineered niche pallets are manufactured on automated nailing machines. More customized or smaller niche pallet orders may be manufactured by hand on assembly tables utilizing two laborers with pneumatic nailers. Pallet Management typically manufactures pallets upon receipt of customer orders and does not generally maintain significant finished goods inventory. At the Company's Plainfield and Bolingbrook locations, finished goods inventory may build to approximately $1,500,000 when demand softens. This is done to level out production and hold manufacturing costs down.

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

         Other Products and Services. Pallet Management functions as a wholesale distributor of other returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

Marketing and Distribution

         Pallet Management uses its internal sales force in marketing its products and services. With services being the primary focus of all marketing efforts, Pallet Management seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of services and products.

         Pallet Management has many customers that are Fortune 1000 companies, including Honeywell, CHEP, DuPont, IAMS, Mitsubishi, Monsanto and Scotts Company, as well as various governmental agencies.

         During the fiscal year ended June 30, 2001, CHEP accounted for approximately 86% of Pallet Management's revenues. No other single customer accounted for 10% or more of Pallet Management's revenues. Pallet Management enters into contracts with CHEP on a facility by facility basis, and the terms of such contracts vary in accordance with the service to be provided. The Company's depot/repair agreement with CHEP is not finalized for fiscal year 2002. The Company has continued its depot/repair business with CHEP while this contract is being completed. Manufacturing contracts are on a multi-year basis and have varying minimum pallet purchase requirements for each facility. All of the CHEP contracts prohibit Pallet Management from engaging the corresponding facilities to compete with CHEP during the term of the agreement and for up to three years thereafter in the pallet leasing business and from repairing pallets for other pallet leasing companies.

Suppliers

         Pallet Management believes that there is an adequate supply of raw material components for pallet production. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. Pallet Management has several principal suppliers, which are rotated depending on availability. During the fiscal year ended June 30, 2001, Pallet Management purchased lumber and plywood from over 50 vendors. The three largest suppliers accounted for approximately 29%, 22% and 5 % of the lumber purchases. During the fiscal year ended June 30, 2001, Pallet Management purchased approximately 4.4% of its lumber from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), at prices comparable to vendors other than Clary. Clary is owned by John C. Lucy, Jr., a significant shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet Management's CEO. See Item 13, "Certain Relationships and Related Transactions." Pallet Management expects its percentage of purchases from Clary to decrease in the future as Pallet Management's lumber demands increase outside of Clary's geographic supply areas. Pallet Management does not believe that the loss of any vendor would materially adversely affect its financial condition or results of operations. Pallet Management intends to continue to pursue a strategy of purchasing from alternative sources of lumber.

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

Employees

         As of June 30, 2001, Pallet Management had 263 employees. This includes production workers who work on new and recycled pallets, clerical personnel, logistical and computer personnel, facility management personnel, regional management personnel, sales force, customer service personnel, administrative personnel, and executive personnel.

Item 2.       Properties
              ----------

         Facilities:  Pallet Management currently has 5 facilities in 4 states.

         Bolingbrook, Illinois - Manufacturing Plant: This facility opened in April 1999 at 335 Crossroads Suite B, Bolingbrook, Illinois in a 110,000-sq.-ft. facility with a 5-year lease ending February 2004. The facility employed 29 people as of June 30, 2001.

         Lawrenceville, Virginia - Manufacturing Plant: Located at 10324 Liberty Road, Lawrenceville, Virginia, new pallet manufacturing is performed at this Company-owned facility using automated equipment. This facility's primary production is specifically engineered niche pallets and cutting lumber to size for pallet production at this facility and shipment to other company facilities. In addition, pallet recycling and repair services are performed at this location, which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000-sq.-ft. office building and employed 117 people as of June 30, 2001.

         Plainfield Indiana - Manufacturing Plant: This facility opened at 6030 Gateway Dr., Plainfield, Indiana, in August 1999 in a 130,000-sq.-ft. facility with a 5-year lease ending September 2004. As of June 30, 2001 there were 54 people employed at this facility, which manufactures pallets on high-speed automated manufacturing lines.

         Petersburg, Virginia - Repair Depot: Located at 1925 Puddledock Road, Petersburg, Virginia, this facility processes, repairs, and stores all types of pallets. It contains a 40,000-sq.-ft. warehouse on eight acres of Company-owned, mortgage-free property. As of June 30, 2001 there were 27 people employed at this facility, which contains "state of the art" automated sorting and repair equipment.

         Rogersville, Alabama - Manufacturing Plant: Located at 120 Industrial Park Road, Rogersville, Alabama, this facility opened in September 1998 in a 25,500-sq.-ft. facility on seven acres with a three-year lease terminating September 2001. This lease was extended for 6 months beginning in September 2001 and is renewable for 6 month increments. The facility employed 23 people as of June 30, 2001. It employs 2 people currently as we anticipate closing this facility.

         Corporate and Regional Offices: Corporate and regional offices are located at the following addresses.

         2900 Highwoods Blvd., Suite 200, Raleigh, North Carolina - Regional Offices - Three year lease expiring September 2002.

         2855 University Blvd, Suite 510, Coral Springs, Florida - Corporate Headquarters - Five year lease expiring in October 2005.

Item 3.       Legal Proceedings
              -----------------

         None.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

         None.

                                     PART II

Item 5.       Market for Registrants Common Equity and Related Stockholder
              Matters
              ------------------------------------------------------------

         Pallet Management's Common Stock is quoted on the OTC Bulletin Board under the symbol PALT. The following table sets forth the average of the high and low bid prices of the Pallet Management's Common Stock as reported on the OTC Bulletin Board for each quarter from June 28, 1999 through June 30, 2001. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                               High Bid                   Low Bid
                                                                         ----------------------     ---------------------
FISCAL 2000
June 27 , 1999 through September 25, 1999                                          6 1/4                     3 7/8
September 26, 1999 through December 25, 1999                                       4                         2 1/8
December 26, 1999 through March 25, 2000                                           5 5/8                     11/2
March 26, 2000 through June 24, 2000                                               4 3/4                     3 1/8

FISCAL 2001
June 25, 2000 through September 30, 2000                                           3 7/8                     2 1/16
October 1, 2000 through December 30, 2000                                          3 1/16                    1 3/8
December 31, 2000 through March 31, 2001                                           3 3/32                    1 1/2
April 1, 2001 through June 30, 2001                                                1 7/10                    1 1/50

         As of September 21, 2001, there were 65 holders of record of the Company's Common Stock. All stock data and per share amounts have been restated to give effect to the one-for-four reverse stock split in February 1998.

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

Recent Sales of Unregistered Securities

         None.

Item 6.       Selected Financial Data.
              ------------------------

                                                                              Fiscal Years Ended

                                                 30-Jun-01         24-Jun-00        26-Jun-99        27-Jun-98        30-Jun-97
                                                 ---------         ---------        ---------        ---------        ---------

Net Sales                                      $ 72,167,233     $ 62,445,175      $ 38,744,129     $ 23,214,020     $ 21,051,818

Income (loss) from continuing operations       $    302,984     $ (2,249,967)     $    537,529     $    191,627     $   (882,977)

Income (loss) from continuing operations
  per share                                    $       0.08     $      (0.57)     $       0.15     $       0.12     $      (0.77)

Total Assets                                   $ 12,879,737     $ 13,350,996      $ 10,205,006     $  6,432,589     $  5,783,427

Long-term debt                                 $  5,576,663     $  5,597,490      $  3,119,578     $  1,128,977     $  1,208,864

Cash dividends per share                       $       --       $       --        $       --       $       --       $       --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
              ---------------------------------------------------------------

         Fifty-third Week in Fiscal Year 2001
         ------------------------------------

         Comparisons of fiscal year 2001 to fiscal year 2000 are affected by an additional week of results in the 2001 reporting year. Because our fiscal year ends on the last Saturday in June, a fifty-third week is added every 5 or 6 years. The fifty-third week increased 2001 net sales by an estimated $1.3 million and net income by an estimated $6 thousand.

         Cautionary Statements
         ---------------------

         The following discussion and analysis should be read in conjunction with Pallet Management's Consolidated Financial Statements and the Notes thereto included in Part II, Item 8 of this Report.

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

Results of Operations

General

         We have grown to be one of the largest pallet companies in the estimated $6 billion U.S. pallet industry, by providing value-added products and services to our customers. Our customer base has remained stable as our sales have grown to $72,167,233 for the year ending June 30, 2001.

         The majority of our revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics have become increasingly complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a huge service-orientated market for us.

         With this shift in focus toward services and cost efficiency, we are providing "state of the art" logistical services known as reverse distribution. Reverse distribution is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

         This shift in focus toward supply chain efficiency by our customer base is by far our industry's most dramatic shift in focus and provides the most opportunity for our company. Driven mainly by economics, reusable packaging in a Reverse Distribution system also has environmental marketing benefits.

          As this market of Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are huge; thus the demand is overwhelming. We are working diligently as an industry leader in this area, as the growth potential continues to unfold.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to have reached $7.7 billion. The third-party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

         The Company has two lines of revenue, manufacturing and services:

         Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has multi-year contracts to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company has three manufacturing facilities, which currently produce CHEP pallets. During the next 12 months, our contracts with CHEP at two of our facilities will expire. In Rogersville, Alabama, our contract expires on September 7th, 2001. The Company is currently winding down operations and anticipates closing the facility in fiscal year 2002. In Bolingbrook, Illinois, our contract expires on April 30th, 2002.

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

         Services: Our company provides a variety of retrieval, sortation, repair, warehouse and return services that enable our customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide the customer significant savings over having to buy a new pallet. Pallet users currently discard a large portion of new pallets after one use. The condition and size of these pallets vary greatly. The pallets are sorted and repaired as needed, placed in storage and made available for return to service. Pallets that can be repaired have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the facility. Pallets that cannot be repaired are dismantled and the salvageable boards are recovered for use in repairing and building other pallets. Pallet Management sells the remaining damaged boards to be ground into wood fiber, which is used as landscaping mulch, fuel, animal bedding, gardening material and other items. Despite recent increases in levels of automation, pallet return operations remain a labor-intensive process.

         As part of the Company's strategy to use the Internet to improve the effectiveness of its service offerings, it developed PalletNetTM , a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains (excluding the grocery industry). PalletNetTM creates a closed loop delivery, recovery and recycling system, which enables customers to treat pallets as assets rather than expendables. The principal services PalletNetTM offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve shipping asset controls and reduce cost and waste from the supply chain, while reducing inventories and enhancing customer satisfaction. By coupling PalletNetTM with the Internet, the Company is creating value for the customer through substantially lower costs and improved efficiencies. The PalletNetTM Application is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system also offers a full range of personalization options, so each company can configure PalletNetTM to their operations. In addition, PalletNetTM has the capacity to use either bar codes or radio frequency identification tags to track individual pallets and the equipment transported on them. These new, "state of the art", logistics and information system capabilities provide customers and Pallet Management the technical support requirements to manage an efficient reverse distribution operation and management of valuable transport packaging from any location in which they can access the Internet.

         In order to fulfill the increasing demand for transport management services, Pallet Management plans to expand its service offerings and service revenues by hiring additional key sales personnel during this fiscal year. Though expanding sales of services will not require any significant capital expenditures other than possibly additional computer equipment and application, it will increase SG&A as a percentage of sales until newly hired sales personnel are trained. In addition, the cycle for completing a sale of services is significantly longer than that for selling manufactured pallets. We anticipate that service will become a greater percent of net sales as we expand our sales personnel.

Discussion of fiscal year 2001

         Fiscal year 2001 was characterized as a year of restructuring for our company as we evolved from a "Start-Up" phase company to an "Entrepreneurial Expansion and Professional Management" company. This transition started in April 2000 when the shareholders elected a new Board of Directors. The Board then enacted a shift in management authority and responsibilities.

         During the first half of fiscal year 2001, ending December 2000, we focused on turning our operations around to become a profitable manufacturing company. Our most visible achievement included completing three profitable quarters in which we earned over $300,000, as compared to a loss of over $3,500,000 for the three-quarters ending December 1999. In addition, we installed new "state of the art" pallet manufacturing equipment as we grew to be one of the largest pallet producing companies in the industry.

         At the same time, we made enormous strides in streamlining our management structure, developing an understanding of job functions and creating a corporate culture far more focused and disciplined than we had at the beginning of this fiscal year. As a result, our company has become a far better place to work because all of our employees now have an understanding of what is expected of each of them and the challenges we face.

         During the third quarter of this fiscal year we faced the challenge of a declining economic environment and orders from our major customer became sluggish and erratic. We were fortunate to have in place our new management structure that was able to react and control expenses to minimize losses during that period.

         The fourth quarter presented a whole new set of challenges as pine lumber prices spiraled up with an unprecedented increase of approximately 30% during the month of May. This increase squeezed us in the middle of our vendors who passed the price increase on to us weekly and customers to whom we could not pass the increase on to until the end of the month. By the time May ended, the price for pine was dropping back to normal levels again. Though the price of lumber historically fluctuates, these fluctuations generally correct themselves over time. As a result of this recent sharp increase, we restructured our purchasing methods to minimize the negative impact if a dramatic price increase occurs again. Despite this dramatic change in lumber pricing, our operations were still able to show a profit for the quarter, which we credit to our improved corporate operations restructuring.

         When we started restructuring our company this fiscal year, we wanted to create a strong and focused leadership team that can carry our company's potential forward. Our company is now structured into six departments:
Operations, Finance, Human Resources, Information Technology, Sales & Marketing, and Administrative. Each department is run by a Director who reports to the President of the company.

         The previous management group committed considerable amounts of company assets to servicing a single customer. Our current management team has recognized that this dependency on a single customer should be reduced. Contracts with this customer are coming to an end, with the first ending September 7th, 2001 for our Rogersville facility, and the second ending April 30th, 2002 for our Bolingbrook facility. We have already been notified that the Rogersville, Alabama contract will not be renewed and we are working hard to address the impact of this situation. During the third and fourth quarters, we aggressively sought to purchase several acquisition targets and create strategic partnerships, none of which materialized during the fiscal year due to various circumstances, though we are still actively pursuing such transactions.

June 30, 2001 vs. June 24, 2000

         For the year ended June 30, 2001, net sales increased 16% to $72,167,233 from $62,445,175 for the prior year. This increase was due mainly to an increase in new pallet sales, which accounted for 97% of net revenues, as opposed to 92% of net revenues the previous year. New pallet sales increased due to sales to one customer, which accounted for 86% of our sales. Sales other than new pallet sales, comprised principally of service, accounted for 3% of net revenues, as opposed to 8% of net revenues the previous year. These sales dropped from approximately $4,996,000 in fiscal year 2000 to approximately $2,047,000 in fiscal year 2001. The decrease is a result of closing the Lakeland facility in fiscal year 2000, and a reduction in the order rate on services experienced in our third quarter.

         Cost of sales for 2001 was $67,035,408 or 93% of net sales, as compared to $59,097,842 or 95% of net sales for 2000. This decrease in cost of sales in relation to net sales, is due to becoming more efficient in production throughout fiscal year 2001. In addition, we focused on cost control and reduced spending. Efficiencies were gained in the plants by reducing machine down time and by planning production during periods of reduced demand. By leveling our production, we held down additional costs in our facilities and contributed to the cost of sales percent decrease noted above. By decreasing down time, we were able to produce more product without adding additional labor costs, which also reduced our cost per unit.

         Selling, general and administrative expenses were $4,320,719 or 6.0% of net sales in 2001, as compared to $4,899,091 or 7.8% of net sales in 2000. This decrease is primarily due to increased sales volume and cost control. Reductions were made in many areas including travel, entertainment, legal and salaries. Our corporate structure during the year became more streamlined as we set our management team in place and focused on placing controls in place while developing new sales opportunities.

         Net interest expense decreased to $528,078 in 2001 from $545,119 in 2000. This decrease came as a result of improved cash management. We changed our approach on borrowing from our revolver loan to reduce the average outstanding balance on a daily basis. We borrowed $1,031,000 in fiscal year 2001 for our new Vanderloo nailing machine, which was installed in our Plainfield, Indiana facility. By increasing our borrowings, we incurred more interest expense, which offset the savings realized from our improved cash management policies and procedures. Additionally, we were helped during the year by declining interest rates that contributed to reduce expenses.

         Net income for 2001 was $302,984 compared to a net loss of $2,249,967 in 2000. This was an improvement of over $2.5 million and signified a turnaround to profitability. For a discussion of the loss for year 2000, see `June 24, 2000 vs. June 26, 1999' below. During 2001 manufacturing operations made many improvements which led to our profitable year. Among those improvements were significant reductions to machine downtime, process engineering to eliminate costs from our manufacturing lines and reductions in staffing where appropriate. During November we began planning for a slow down from our major customer in January. We were prepared for and minimized losses during a slow third quarter and when sales started coming back up in April, we were prepared to meet all of our customer expectations. May saw the largest increase to pine lumber prices in recent history of nearly 30% and contributed greatly to losses during that month as we could not pass this cost increase on to our customers. We continued to meet our customer demands and worked with our vendors on gaining price reductions to counteract the May pine lumber price increases seen in May so that our profitability for June would be maximized. During the course of this fiscal year, we reorganized the business structure of the company by creating distinct departments, which had clear lines of responsibility and authority. We also hired a completely new senior management team. During the transition of reorganizing, we relied upon outside consultants to fill some senior management positions until the new management team was in place. Consultants were utilized primarily for manufacturing operations, Human Resources, Marketing, Materials, Systems and Logistics. The company expects to reduce expenditures on consultants materially during fiscal year 2002. The total expenditures made during the course of fiscal year 2001 for these consultants were $515,000.

         For a discussion of fiscal year 2000 net income, please refer to June 24, 2000 vs. June 26, 1999 below.

June 24, 2000 vs. June 26, 1999

         For the year ended June 24, 2000, net sales increased 61% to $62,445,175 from $38,744,129 for the prior year. This increase was due mainly to an increase in new pallet sales, which accounted for 92% of net revenues, as opposed to 77% of net revenues the previous year. The increase in new pallet sales resulted from a significant increase from one major customer, which accounted for approximately 83% and 75% of 2000 and 1999 net sales respectively. Sales other than new pallet sales, comprised principally of service, accounted for 8% of net revenues, as opposed to 23% of net revenues the previous year. These sales dropped from approximately $8,911,000 in fiscal year 1999 to approximately $4,996,000 in fiscal year 2000. The decrease is a result of selling the Ocala facility and closing the Orlando facility at the end of fiscal year 1999, and closing the Lakeland facility in fiscal year 2000.

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

         Selling, general and administrative expenses were $4,899,091 or 7.8% of net sales in 1999, as compared to $2,944,355 or 7.6% of net sales in 1999. This dollar increase was a result of additional administrative costs related to the sales volume increase and expenses related to expanding the Reverse Distribution business and investments in the PalletNet web page and PalletNetTM.

         Net interest expense increased to $545,119 in 2000 from $299,019 in 1999. This increase resulted from increased borrowing related to increased sales volume, as well as to sustain operations. This increase in sales volume required increased purchasing of raw materials for production, which in turn increased the average borrowing base and the related interest expense.

         Net loss for 2000 was $2,249,967 compared to a profit of $537,529 in 1999. During the first three quarters of fiscal year 2000, the Company underwent a reorganization of management in which management positions were eliminated and substantial charges were incurred totaling approximately $725,000. Of this amount, costs included in selling, general and administrative consisted of $32,000 for legal and accounting expenses related to a postponed equity offering and the Nelson Company transaction, $67,000 for closing the Cary, North Carolina, and Richmond, Virginia offices and $192,000 for custom software which is outdated and no longer used. Costs included in other expenses or in cost of goods sold consisted of $77,000 for equipment at the Bolingbrook, Illinois facility that is not economically efficient, and $325,000 related to the closing of the Lakeland, Florida facility. Included in interest expense is $72,000 in costs relating to costs of obtaining the National Bank of Canada loan, which were amortized over the life of the loan. During the fourth quarter of fiscal 2000, the Company focused on cost control while assembling a core management team to oversee the operations of the Company which produced a fourth quarter net income of $47,800.

Liquidity and Capital Resources

         We had $226,126 of cash on hand at June 30, 2001, compared to $577,052 at the beginning of fiscal year 2001. Net cash provided from operating activities was $1,414,843 for the year. We purchased a Vanderloo nailing machine for our Plainfield, Indiana facility for approximately $1,400,000 and capitalized our PalletNetTM software for approximately $270,000. Cash provided by operations in accounts receivable and inventory is $347,000. This is primarily due to initiatives to reduce accounts receivable and inventory by $129,000 and $218,000, respectively. We focused on reducing our on-hand supply of inventory in our Plainfield, Indiana, Bolingbrook, Illinois and Rogersville, Alabama from 7 days of supply on-hand to approximately 3 days of supply on-hand. In addition, we concentrated on utilizing our lumber at our Lawrenceville, Virginia facility that had been aging past 3 months. Both of these efforts led to the reduction of inventory on hand. For Accounts Receivable, we concentrated on accounts which were in excess of 30 days past due and began new collection methods to reduce our Accounts Receivable balances by fiscal year end.

         We decreased our borrowings from LaSalle Business Credit, Inc. by $ 710,000 during the fiscal year ended June 30, 2001. This decrease was made up of a reduced revolver borrowing base plus principal payments on our term and real estate loans of $1,741,000 born from effective cash management offset by the addition to the capital loan for a portion of the Vanderloo Nailing Machine of $1,031,000.

         In the third quarter of fiscal 2000, the company secured $9,609,000 in financing from LaSalle Business Credit, Inc. This new funding replaced the previous $10,000,000 from the National Bank of Canada. The new credit facility has more favorable terms than the previous agreement with the National Bank of Canada, with additional availability for real estate. The new facility bears interest at a rate of prime for the revolver, and prime plus one quarter to one half for the term loans.

         In mid-September, 1999 the Company discovered a theft at its Bolingbrook facility, estimated to be $640,000, consisting of raw material, work in process and finished goods. This loss has been included in cost of goods sold over a time frame, which included a portion of fiscal year 1999 and 2000.

         Pallet Management intends to pursue expansion and acquisition plans, which may include the opening of additional facilities as well as the acquisition of additional facilities or companies. The success and timing of any such plans and required capital expenditures cannot be reasonably estimated at this time and the Company has no current arrangements with respect to any such acquisition or expansion. Funding for these plans and for ongoing operations could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. Pallet Management cannot make any assurances that such funding would become available for such plans.

         Management believes that existing cash on hand, cash provided by future operations and services, additional borrowings under its current line of credit, and a net working capital of $2,319,000 as of June 30, 2001, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months.

Risk Factors

Limited History of Profitable Operations

          The Company reported a net income of $302,984 for the fiscal year ended June 30, 2001, a net loss of $2,249,967 for the fiscal year ended June 24, 2000, a net income of $537,529 for the fiscal year ended June 26, 1999, net income of $191,627 for the fiscal year ended June 27, 1998 and a net loss of $882,977 for the fiscal year ended June 30, 1997. The Company cannot guarantee that it will sustain growth, that it will continue to be profitable or that it will maintain sufficient revenues for profitability. The Company cannot guarantee that it will sustain or increase profitability on a quarterly or annual basis in the future.

Dependence on Key Customer

         The Company currently depends on CHEP for a material portion of its business. During the fiscal year ended June 30, 2001, approximately 86% of the Company's revenues and a significant percentage of its growth were attributable to CHEP. The Company expects that the revenues from CHEP may account for up to 80% of its revenues and will continue to be a material portion of its business for the next fiscal year until the Company can diversify its customer base. In addition, CHEP is the predominant customer of certain of the Company's facilities. If CHEP were to materially decrease its purchase of pallets and services from the Company for any reason, the Company's financial condition and results of operations would be materially adversely affected. The Company has entered into separate agreements with CHEP for each facility that performs CHEP manufacturing, repair or depot services. The Company cannot guarantee that CHEP will not terminate its existing agreements with the Company, and does not anticipate that CHEP will renew its existing agreements with the Company.

         During the next 12 months, our contracts with CHEP at two of our facilities will expire. In Rogersville, Alabama, our contract expires on September 7th, 2001. The Company is currently winding down operations and anticipates closing the facility in fiscal year 2002. In Bolingbrook, Illinois, our contract expires on April 30th, 2002.

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

         Although the Company typically buys its lumber in the open market, the Company purchased approximately 55% of its lumber from 3 suppliers in fiscal 2000. However, the Company might be unable to purchase adequate lumber supplies to meet its needs. To the extent the Company encounters adverse lumber prices or is unable to procure adequate supplies of lumber, the Company's financial condition and results of operations could be materially adversely affected. The Company purchased approximately 4.4% of its lumber from a related company, Clary Lumber Company, Inc., a North Carolina corporation. See Item 13, "Certain Relationships and Related Transactions."

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

Potential Increase in Debt and Interest Expense

         On March 31, 2000, the Company established a $9,609,000 borrowing facility with LaSalle Business Credit, Inc., of which approximately $5,732,000 is outstanding. The Company placed into service a Vanderloo pallet nailing machine, which was financed by LaSalle Business Credit as part of the original borrowing facility. The funding for this machine was done in two parts, first in July 2000 for $411,000 and then in February 2001 for $620,000.

         The Company uses the borrowing facility to finance receivables, inventory, and real estate as well as for various other corporate purposes including the purchase of new equipment. Thus, the Company's debt and interest expense may be substantially higher in the future, which could limit the Company's flexibility. In addition, this bank has a lien on substantially all of the Company's assets.

         The Company increased its debt during the year ended June 30, 2001 by financing the Vanderloo pallet nailing machine with LaSalle as part of the original borrowing facility. We may finance up to $400,000 in additional equipment in the next 12 months. The current facility allows for this capital increase. If interest rates were raised by 100 basis points, given our outstanding debt, the additional interest expense would be approximately $60,000.

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

Potential Problems in Financing Acquisitions

         The Company might potentially issue additional shares of its Common Stock as partial consideration for future acquisitions. If the Common Stock does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company might be required to use more cash or bank financing, if available, in order to complete acquisitions. If the Company does not have sufficient cash resources or borrowing availability, the Company's growth could be limited unless the Company is able to obtain additional capital through future debt or equity financing. The Company does not currently have sufficient availability under its current facility to finance any additional acquisitions. Using cash to complete acquisitions and finance internal growth could substantially limit the Company's financial flexibility. Using debt could result in financial covenants that limit the Company's operations and financial flexibility. The Company might be unable to obtain financing if and when needed on acceptable terms. As a result, the Company might be unable to pursue its acquisition strategy successfully.

Transactions With Affiliates

         For fiscal 2001, the Company purchased approximately $2,285,000 or 4.4% of its lumber supply from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management. John C. Lucy, III, Mr. Lucy's son, is Pallet Management's Chief Executive Officer and is also President and a minority shareholder of Clary. After procedures were performed by the Company's auditors during the current fiscal year as it related to purchases for fiscal year 2000, at the request of the Company, the Company believes that these transactions were made at prices comparable to vendors other than Clary in the ordinary course of business. The Company expects to purchase less than 4.4% of its lumber from Clary for the foreseeable future.

Volatility of Stock Price

         The trading price of the Company's Common Stock has been, and in the future is expected to be, volatile. The Company expects to experience further market fluctuations as a result of a number of factors, including:

        o      current and anticipated results of operations;
        o changes in the Company's business, operations or financial results;
        o      general market and economic conditions;
        o      competition;
        o      the low number of shares outstanding;
        o      low trading volume;
        o      the number of market makers in the Company's stock;
        o      lumber prices; and
        o      other factors.

Difficulties in Obtaining New Sales

         In the last year, the Company has brought in key personnel to sustain current sales and then focus on new sales. New sales will be required to sustain current operations in all of our facilities if our major customer should not renew our contracts. We anticipate closing the Rogersville, Alabama facility as the contract has not been renewed. Should the Company not be able to obtain adequate new sales we might be unable to:

        o      successfully implement its business strategy;
        o      generate sufficient cash flow from operations;
        o      manage its costs; and
        o      successfully manage continued growth.

The failure to obtain new sales might have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

         The Company materially depends upon the services of the following individuals:

        o      John C. Lucy, III, Chief Executive Officer
        o      Zachary M. Richardson, President
        o      Marc Steinberg, Vice President of Finance, Secretary and
               Treasurer
        o      Ellen Chambers, Director of Information Technologies
        o      Mike Sawdy, Director of Manufacturing Operations
        o      B. French Speece, Director of Sales and Marketing

         The Company has five-year employment agreements with Messrs. Lucy and Richardson that expire October 2003. In addition, the Company currently has Key-man insurance in the amount of $1,000,000 for Messrs. Lucy and Richardson. The Company would be adversely affected by the loss of the services of any of the above-mentioned individuals.

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

Vulnerable Stock Price

         If the Company's stockholders sell substantial amounts of their Common Stock (including shares issued upon the exercise of outstanding options), the market price of the Company's Common Stock could fall. As of September 21, 2001 the Company had outstanding 4,065,612 shares of Common Stock, of which 3,070,150 shares are freely tradable in the public market, and of which 995,462 shares are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). The Company's officers, directors and employees own options to purchase up to 1,667,405 additional shares of Common Stock.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.
              -----------------------------------------------------------

         None.

Item 8.       Financial Statements and Supplementary Data.
              --------------------------------------------

         The financial statements are attached at the end of this document.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
              ---------------------------------------------------------------

         None.

                                    PART III

Item 10.      Directors and Executive Officers of Registrant.
              -----------------------------------------------

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

                     Name                               Age                              Position
------------------------------------------------      --------       -------------------------------------------------

Zachary M. Richardson                                   46           President and Director

John C. Lucy, III                                       43           Chief Executive Officer

Marc S. Steinberg                                       39           Vice President of Finance, Treasurer and
                                                                     Secretary

Philip D. Feltman                                       81           Director

Ronald D. Shindler                                      54           Chairman of the Board

Alan P. Sklar                                           62           Director


Robert L. Steiler                                       53           Director



         Directors and Officers


         ZACHARY M. RICHARDSON has been President of the Company since 1994, when Pallet Recycling Technologies, Inc. (PRTI), which he founded in 1991, was acquired by the Company in a reverse acquisition. From June 1995, when the Company was acquired by Abell Industries and controlled by the Lucy family, until July 2000, Mr. Richardson's areas of responsibility were confined to investor relations and financial reporting. Beginning July 2000, Mr. Richardson assumed executive responsibility for all departments, except New Business Development, of the Company. Mr. Richardson has been a Director since May 2001 and from 1994 until April 2000, when he voluntarily resigned from that position. Mr. Richardson has been involved in the pallet industry since 1991, with over 25 years of management and sales experience. After graduating from Franklin and Marshall College in 1977, he was commissioned in the United States Navy and designated a Naval Aviator. On active duty for eight years he maintained his reserve status in the Navy until his retirement from the reserves in 1997. Mr. Richardson is an active member of the NWPCA and has served on the association's Recyclers Council Executive Committee, which deals with national issues related to pallet recycling.

         JOHN C. LUCY, III has served as Chief Executive Officer of the Company since 1995. In addition to being CEO of the Company, he is President of Clary Lumber, a hardwood lumber sawmill located in Gaston, North Carolina (see Item 13, "Certain Relationships and Related Transactions"), and is also Vice-President of Blacksburg Enterprises, Inc., which operates a food service franchise in Blacksburg, Virginia. From 1995 through 1999, Mr. Lucy served the Company as both CEO and Chairman of the Board. Mr. Lucy has also been actively involved in the National Wooden Pallet and Container Association ("NWPCA"), where he served for two years as Chairman of the Military Packing Task Force, and for three years as Chairman of the Research Steering Committee. Mr. Lucy graduated from Virginia Tech with a Bachelor of Science degree in business.

         MARC S. STEINBERG joined the Company in July 2000 as its Corporate Controller and became the Vice President of Finance in May 2001. Mr. Steinberg was also appointed Treasurer and Secretary effective August 2000. Mr. Steinberg has worked in the field of accounting for the past 18 years, and has extensive experience in the manufacturing industry. Prior to joining the Company, Mr. Steinberg served as the controller for the transportation and education subsidiaries of TFG Corporation. Prior to that, Mr. Steinberg served as the controller of RTP Corp. (an electronics equipment manufacturer), controller for Mederer Corporation (a candy manufacturer), and cost accounting manager for Sensormatic Electronics Corp. (an electronics equipment manufacturer). Mr. Steinberg has a CPA license, a CMA license and is certified in Production and Inventory Management. Mr. Steinberg graduated from the University of Florida in 1984 with a Bachelors degree in Accounting.

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

         RONALD D. SHINDLER was elected as a Director of the Company in April 2000 and became Chairman of the Board in March 2001. He has been a shareholder of Fowler, White, Burnett, Hurley, Banick & Strickroot, a Miami, Florida law firm, since 1989. He also served as a Vice President and Senior Counsel for Drexel Burnham Lambert Incorporated from 1979 to 1987, as well as managed a large brokerage office. Mr. Shindler's firm serves as one of the Company's outside counsel. He received his B.A. degree from the University of Pennsylvania, his law degree from Boston University and a Master of Law in taxation from New York University. Mr. Shindler specializes in securities law.

         ALAN P. SKLAR was appointed a Director for the Company in August 2000. Mr. Sklar has been a CPA for 40 years. Mr. Sklar founded the Chicago CPA and management consulting firm, Gleeson, Sklar, Sawyers & Cumpata LLP in 1967, and is presently a senior partner in the firm, where he primarily consults with middle market manufacturers and distributors. Mr. Sklar serves as an advisor to the board for many of his firm's clients. Mr. Sklar also serves on the board of directors of several non-profit business related organizations, and is former president of the International Group of Accounting Firms. Mr. Sklar is a graduate of Northwestern University.

         ROBERT L. STEILER was elected as a Director of the Company in April 2000. He has been a principal of Lewis Management Group, a consulting firm specializing in business strategy, business development, manufacturing operations and logistics, since its founding in 1990. Mr. Steiler's firm has served as a manufacturing consultant to the Company since his election to the Board. See Item 13, "Certain Relationships and Related Transactions." Prior to founding the Lewis Management Group, Mr. Steiler was associated with KPMG Peat Marwick from 1988 to 1990. Earlier in his career he was Vice President of Materials with Stone Management Corporation, a large consumer goods company, where he directed the material management functions and a highly sophisticated computer-controlled picking and storage system. He was also Vice President of Materials for SmithKline Beecham, a Fortune 100 pharmaceutical company. Mr. Steiler graduated from St. John's University with an MBA in Management.

         Significant Employees

         ELLEN M. CHAMBERS joined the Company in March 1999, as Controller and became the Director of Information Technologies in March 2000. Ms. Chambers previously acted as Information Systems Coordinator for AIDS Community Services, Inc. She also served as Operations Manager at Advanced Logic Technologies, Inc., a company specializing in custom CAD/CAM design. Ms. Chambers has extensive experience in both accounting and systems development, design and implementation, and has worked in the accounting and information technology fields for over 12 years. Ms. Chambers graduated from the University of Buffalo with a B.S. in Accounting, Finance and Management Information Systems, as well as an MBA in Management Information Systems and Management Science/Statistics.

         B. FRENCH SPEECE, JR. joined the Company in July 2001 as its Director of Sales & Marketing. Mr. Speece brings over 25 years of sales and marketing experience ranging from industrial products and electronics equipment to reverse distribution services and an in depth knowledge of customer service. For the past 4 years, Mr. Speece managed the global sales marketing and customer service functions at OPW Engineered Systems in Ohio. Prior to that, Mr. Speece worked for 17 years for Eastman Kodak where he managed the sales and marketing efforts as well as created systems for reverse distribution services for companies such as Apple Computer and Palm Computing. Mr. Speece graduated from the University of Virginia in 1973 with a B.A. degree in Economics.

         MICHAEL W. SAWDY joined the Company in June, 2001 as its Director of Operations. Mr. Sawdy has worked in the fields of Operations and International Logistics for the past 23 years. Prior to joining the Company, Mr. Sawdy was employed by International Paper Company in several positions, most recently as the Director of Manufacturing in the Automotive Systems Group. Prior employment responsibilities included exportation of 200,000 Chrysler vehicles annually as the Export Logistics Manager for a division of Circle International, and packaging and logistics for Chrysler Austria of automotive components for assembly as Facility Manager for F.X. Coughlin Company. Mr. Sawdy's prior affiliations include the Warehousing Education and Research Council, as well as the American Production and Inventory Control Society.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934, which were not timely filed during fiscal 2001.

Item 11.      Executive Compensation.
              -----------------------

         The following table summarizes all compensation paid by the Company in each of the last three fiscal years for the Company's executive officers currently serving as such whose annual compensation exceeded $100,000.

                                                                                                          Long Term
                                                                  Annual Compensation                    Compensation
     Name and                                 ----------------------------------------------------     ----------------
     Principal Position            Year               Salary($)(1)       Bonus($)      Other($)(2)          Options
     ---------------------------- --------    --------------------     -----------    -------------    ----------------

     Zachary M. Richardson,       2001                     170,878         0          83,200(3)            40,556
     President                    2000                     161,114         0          59,900(4)            40,626
                                  1999                     119,000         0          13,200               79,890

     John C. Lucy, III            2001                     172,262         0          14,348(5)            40,556
     Chief Executive Officer      2000                     161,451         0          16,800(6)            40,626
                                  1999                     119,000         0          25,200               79,890


(1)      Includes medical insurance reimbursements.
(2)      Includes car allowances and other miscellaneous benefits.
(3) Includes $13,200 for car allowances. Also, Mr. Richardson sold his home at the request of the Company and incurred expenses in connection with this sale. In fiscal year 2001, the Company reimbursed Mr. Richardson $70,000 for his out of pocket costs.
(4) Includes $13,200 for car allowances and $16,800 for reimbursement of income taxes paid. Also, as noted in footnote 3 above, Mr. Richardson sold his home at the request of the Company and incurred expenses in connection with this sale. In fiscal year 2000, the Company reimbursed Mr. Richardson for closing costs in connection with this sale, which totaled $29,900.
(5) Includes $13,200 for car allowances and other miscellaneous benefits, and $1,148 for payment of Mr. Lucy's Guardian Life policy.
(6) Includes $13,200 for car allowances and other miscellaneous benefits, and $3,600 for reimbursement of closing costs incurred in connection with the purchase of Mr. Lucy's home.

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended June 30, 2001 to each of the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------


                                    Number of Shares       % of Total Options
                                   Underlying Options     Granted to Employees    Exercise or Base
Name                                   Granted(#)            in Fiscal Year       Price ($/Share)    Expiration Date
----                                   ----------            --------------       ---------------    ---------------
Zachary M. Richardson                  40,556 (1)                 34%                   2.25             7/24/10
John C. Lucy, III                      40,556 (1)                 34%                   2.25             7/24/10

(1) Options to purchase 8,111 shares vest each year, beginning July 1, 2001 and continuing through July 1, 2005.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                          Number Of
                                                                    Securities Underlying           Value Of
                                       Shares                            Unexercised              Unexercised
                                      Acquired                             Options                In-The-Money
                                         On                             at FY-End (#)               Options
                                      Exercise      Value Realized      Exercisable/             at FY-End ($)
              Name                      (#)              ($)            Unexercisable       Exercisable/Unexercisable
              ----                      ---              ---            -------------       -------------------------

Zachary M. Richardson                    0                0            529,426/76,819                $0/$0

John C. Lucy, III                        0                0            523,394/76,819                $0/$0

Compensation of Directors

         Starting in fiscal year 2001, the Chairman of the Board is paid a monthly retainer of $1,000 and all other directors are paid a monthly retainer of $500. The directors are paid $1,000 per board meeting day and $500 per teleconference meeting plus all related business expenses. All audit committee members are paid $250 per quarter. All directors are granted 30,000 ten-year options when they are appointed or elected to the board and may be granted additional options for each additional year they are on the board at the then market value. These options vest over two years at fifty percent per year and when services are terminated, all unexercised options are forfeited. See also "Stock Option Plans."

Employment Agreements

         In November 1998, the Company entered into five-year employment agreements (the "Employment Agreements") with Zachary M. Richardson and John C. Lucy, III. Pursuant to the terms of these Employment Agreements, each executive is entitled to receive (i) annual base compensation of $156,000, with increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 100% of base salary based on the increase in pretax earnings per share over the prior year. For the year ending June 30, 2001, Mr. Lucy and Mr. Richardson have agreed to waive the bonus with no other effect on the existing employment agreement. The Employment Agreements also provide for annual grants of common stock options commencing in fiscal 2000 equal to 1% of the then outstanding number of common shares at an exercise price of fair market value at date of grant, and the granting of 150,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Employment Agreements.

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

         As of September 21, 2001, an aggregate of 6,394 options were outstanding under the 1997 Plan with an exercise price of $2.00, and an aggregate of 519,669 options were outstanding under the 1998 Plan with exercise prices ranging from $2.25 to $5.25. These options generally vest over a five-year period and expire ten years from date of grant. From 1997 through 2001, the Company granted Messrs. Lucy, III and Richardson options to acquire an aggregate of 600,215 and 606,247 shares, respectively. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

Accelerated Options

         In August 1997, the Company jointly granted 1,000,000 options to Messrs. Richardson and Lucy to re-allocate to other members of the Company's management. Messrs. Richardson and Lucy immediately re-allocated approximately one-third of these options to other members of the Company's management. If an employee terminated employment with the company, for any reason or no reason, the options allocated to them would immediately revert back to Messrs. Richardson and Lucy. The options provided that vesting would accelerate if the Company achieved specified income before taxes, depreciation, amortization and certain other charges at different measurement dates, which milestones were determined based on management's internal projections through fiscal 1999. All three milestones were met and the options vested according to the accelerated schedule. The options expire in August 2002. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

         The following table summarizes the terms of these vested but unexercised options:

                Name                    Exercise Price          Vested        Expiration Date
                ----                    --------------          ------        ---------------

Zachary M. Richardson                        $1.50               172,412      August 20, 2002
                                             $1.75               128,613
                                             $2.25               135,400

John C. Lucy, III                            $1.50               172,412      August 20, 2002
                                             $1.75               128,613
                                             $2.25               135,400

Other Employees                              $1.50                55,175      August 20, 2002
                                             $1.75                42,775
                                             $2.25                29,200
                                                               ---------
                                                               1,000,000
                                                               =========


         Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         The Company created its Compensation Committee during fiscal 2001. Philip D. Feltman, as Chairman, and Robert L. Steiler served on during fiscal 2001, and currently comprise, the Board's Compensation Committee. Mr. Steiler is also the sole owner of a company that provides consulting services to the Company for compensation. See "Item 13, Certain Relationships and Related Transactions." Mr. Steiler abstains from voting on issues concerning such compensation.

         Board Compensation Committee Report on Executive Compensation

         General Compensation Policy. The three principal components of the Compensation Committee's executive compensation are salary, bonus and stock options. The components are designed to facilitate fulfillment of the compensation objectives of the Compensation Committee, which objectives include
(i) attracting and retaining competent management, (ii) recognizing individual initiative and achievement, (iii) rewarding management for short and long term accomplishments and (iv) aligning management compensation with the achievement of the Company's goals and performance.

         The Compensation Committee endorses the position that equity ownership by management is beneficial in aligning management's and shareholders' interest in the enhancement of shareholder value. Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for managerial talent, including a comparison of base salaries for comparable position at similar companies of comparable sales and capitalization. Annual salary adjustments are determined by evaluating (i) the performance of and responsibilities assumed by the executive, (ii) the competitive marketplace and (iii) the performance of the Company. The Compensation Committee does not utilize any specific formula to determine compensation based on Company performance.

         The Compensation Committee periodically reviews the Company's existing management compensation programs on an ongoing basis, including (i) meetings with the President to consider and set mutually agreeable performance standards and goals for members of senior management and/or the Company, as appropriate or as otherwise required pursuant to any such officer's employment agreement and
(ii) modifications to such compensation programs as appropriate, to ensure alignment with the philosophy and established standards and goals of the Compensation Committee.

         Compensation of President and Chief Executive Officer. The Company has entered into employment agreements with both Mr. Zachary M. Richardson, its President, and Mr. John C. Lucy, III, its Chief Executive Officer. Each of their employment agreements provide for bonuses of up to 100% of base salary based on the increase in pretax earnings per share over the prior year. See "Employment Agreements." Aside from Company performance, other factors which influence the compensation paid to Messrs. Richardson and Lucy include executive responsibilities and performance, and compensation levels at comparable companies.

                                                  Philip D. Feltman, Chairman
                                                            Robert L. Steiler

Performance Graph

                                                           COMPARE CUMULATIVE TOTAL RETURN
                                                        AMONG PALLET MANAGEMENT SYSTEMS, INC.,
                                                        NASDAQ MARKET INDEX AND SIC CODE INDEX


                                                                     [Graph Omitted]


                                           1996        1997         1998        1999        2000         2001
                                           ----        ----         ----        ----        ----         ----

Pallet Management Systems, Inc.           100.00       70.00       430.00      210.00      125.00        52.00
SIC Code Index                            100.00      144.49       151.84      114.39       85.48        40.48
NASDAQ Market Index                       100.00      120.46       159.68      223.77      336.71       186.46


Assumes $100 invested on July 1, 1996
Assumes Dividend Reinvested
Fiscal Year Ending June 30, 2001

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

         The following table sets forth, as of the close of business on October 5, 2001 (a) the name, and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:


               Name and                                                               Percent of
              Address of                           Amount of Beneficial                  Class
          Beneficial Owner(1)                       Ownership of Stock                Outstanding
----------------------------------------      --------------------------------    --------------------

Zachary M. Richardson                                   710,629(2)                       15.5%

John C. Lucy, III                                       705,491(3)                       15.4%

Marc S. Steinberg                                        11,500(4)                         *

Philip D. Feltman                                        37,600(5)                         *

Ronald D. Shindler                                       15,000(6)                         *

Robert L. Steiler                                         26,000(7)                         *

Alan P. Sklar                                           20,000 (8)                         *

All Officers and Directors                            1,526,220(9)                       29.4%
as a Group (seven persons)

D.L. Cromwell Group (10)                                621,729 (11)                     15.3%

John C. Lucy Jr. (12)                                  675,696 (13)                      15.9%

*        Less than 1%

(1)      The address of director and officers listed above, except for Mr. John
         C. Lucy, III, is 2855 N. University Drive - Suite 510, Coral Springs, Florida 33065. The address for Mr. John C. Lucy, III is 2900 Highwood Blvd. Suite 200, Raleigh, North Carolina 27604.

(2) This figure includes 181,203 shares owned of record by Mr. Richardson and options to acquire 529,426 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 76,819 shares, which options are not exercisable within 60 days from the date hereof.

(3) This figure includes 182,097 shares owned of record by Mr. Lucy and his children and options to acquire 523,394 shares, which options are exercisable within 60 days from the date hereof. This figure excludes options to acquire 76,819 shares, which options are not exercisable within 60 days from the date hereof. This figure also excludes beneficial ownership of Mr. Lucy Jr., the father of Mr. Lucy III. Together, Mr. Lucy III and Mr. Lucy Jr. (including Clary, see footnote 10 below) own 682,793 shares of record and options and warrants to acquire 698,394 shares, which options and warrants are exercisable within 60 days from the date hereof, or 29.0% of the Company.

(4) This figure includes 0 shares owned of record by Mr. Steinberg and options to acquire 11,500 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 6,000 shares, which options are not exercisable within 60 days from the date hereof.

(5) This figure includes 22,600 shares owned of record by Mr. Feltman and options to acquire 15,000 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 15,000 shares, which options are not exercisable within 60 days from the date hereof.

(6) This figure includes 0 shares owned of record by Mr. Shindler and options to acquire 15,000 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 15,000 shares, which options are not exercisable within 60 days from the date hereof.

(7) This figure includes 1,000 shares owned of record by Mr. Steiler and options to acquire 25,000 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 25,000 shares, which options are not exercisable within 60 days from the date hereof.

(8) This figure includes 5,000 shares owned of record by Mr. Sklar and options to acquire 15,000 shares, which options are exercisable within 60 days from the date hereof. It excludes options to acquire 15,000 shares, which options are not exercisable within 60 days from the date hereof.

(9) This figure includes 391,900 shares owned of record by the Company's directors and executive officers as a group, and options to acquire 1,134,320 shares as a group, which options are exercisable within 60 days from the date hereof. This figure excludes options to acquire 229,638 shares as a group, which options are not exercisable within 60 days from the date hereof.

(10) The "D.L. Cromwell Group" consists of D.L. Cromwell LLC, a Florida limited liability company ("Cromwell"), David Davidson ("Davidson") and Lloyd Beirne ("Beirne"), as well as Lawrence and Connie Loscalzo (the "Loscalzos"). Cromwell is a holding company for D.L. Cromwell Investments, Inc., a registered broker-dealer engaged in the securities business. Davidson and Beirne might be deemed to control Cromwell. The Loscalzos are individuals and clients of D.L. Cromwell Investments, Inc. Although Cromwell and the Loscalzos do not jointly own any securities of the Company, they would likely act as a group in voting their shares of the Company's common stock. The address of Cromwell and Messrs. Davidson and Beirne is 1200 North Federal Highway, Boca Raton, Florida 33432. The address of the Loscalzos is 1 Bouton Point, Lloyd Harbor, New York 11743. The information disclosed by the Company about Cromwell and the Loscalzos is based upon a Schedule 13D jointly filed by Cromwell and the Loscalzos with the United States Securities and Exchange Commission on October 3, 2001.

(11) To be read in conjunction with footnote (10) above, Cromwell individually owns 321,229 shares of the Company's common stock, or 7.9% of the Company, and the Loscalzos individually own 300,500 shares of the Company's common stock, or 7.4% of the Company. Although Cromwell and the Loscalzos do not jointly own any securities of the Company, they would likely act as a group in voting their shares of the Company's common stock.

(12) The address of Mr. John C. Lucy, Jr. is 4755 Liberty Road, Dolphin, Virginia 23843.

(13) This figure includes 450,696 shares owned of record by Mr. Lucy Jr., the father of Mr. Lucy III, and options to acquire 125,000 shares, which options are exercisable within 60 days from the date hereof. This figure also includes 50,000 shares owned of record by Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), and warrants to acquire 50,000 shares, which warrants are exercisable within 60 days from the date hereof. Mr. Lucy Jr. owns two-thirds of Clary, with the other one-third ownership shared between Mr. Lucy III and his sister. This figure does not include beneficial ownership of Mr. Lucy III. Together, Mr. Lucy Jr. (including Clary) and Mr. Lucy III own 682,793 shares of record and options and warrants to acquire 698,394 shares, which options and warrants are exercisable within 60 days from the date hereof, or 29.0% of the Company.

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

         The Lewis Management Group ("LMG"), a firm that provides manufacturing consulting services to the Company, is partially owned by Robert L. Steiler, a Director of the Company. Under a consulting agreement between LMG and the Company, the Company paid LMG $25,000 per month from July 2000 through November 2000 and the Company paid LMG or Mr. Steiler directly for continued consulting services $5,000 per month from December 2000 through June 2001. The total amount paid by the Company to LMG and Mr. Steiler for consulting services, inclusive of expenses, was $162,483 during fiscal year 2001.

         The Lewis Management Group ("LMG") employed Mr. Ed Carr. Mr. Ed Carr acted in the capacity for the Company as the Director of Manufacturing Operations from July 2000 until June 2001. The Company began paying Integrated Consulting Associates, Inc., which is Mr. Carr's consulting company, for his consulting services directly beginning in December 2000 at the rate of $20,000 per month. The total amount paid by the Company to Integrated Consulting Associates, Inc., inclusive of expenses, was $147,065 during fiscal year 2001. Mr. Carr also received warrants for 10,000 shares on May 17, 2001 with a $3.09 exercise price. The company discontinued Mr. Carr's consulting services in August 2001.

         Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet Management's CEO, sold $2,285,000, $2,633,000 and $2,359,000 of pallets and lumber to the Company during the fiscal years 2001, 2000 and 1999, respectively. Lumber purchases from Clary amounted to 4.4%, 5.6% and 8% of the Company's lumber purchases for fiscal years 2001, 2000 and 1999, respectively. After procedures were performed by the Company's auditors at the request of the Company for fiscal year 2000, the Company believes that these transactions were made at prices comparable to vendors other than Clary in the ordinary course of business.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

        (a)      Exhibits and Financial Statements and Schedules
                (1)      Financial Statements and Schedules:
                         See Attached.
                (2)      Exhibits:
                         See Exhibit Index.
        (b)      Reports on Form 8-K
                 None.

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

*Management compensation plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PALLET MANAGEMENT SYSTEMS, INC.

Date: October 12, 2001                      By:    /s/ John C. Lucy III
                                                   --------------------
                                                   John C. Lucy III, CEO



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                       Title                                       Date
     ---------                                       -----                                       ----


  /s/ Zachary M. Richardson                          President and Director                      October 12, 2001
------------------------------------------------
Zachary M. Richardson

  /s/ John C. Lucy, III                              Chief Executive Officer                     October 12, 2001
------------------------------------------------
John C. Lucy, III

  /s/ Marc S. Steinberg                              Vice President of Finance,                  October 12, 2001
------------------------------------------------     Secretary and Treasurer (Principal
Marc S. Steinberg                                    Financial and Accounting Officer)


                                                     Director                                    October 12, 2001
------------------------------------------------
Philip D. Feltman

  /s/ Alan P. Sklar                                  Director                                    October 12, 2001
------------------------------------------------
Alan P. Sklar

  /s/ Ronald D. Shindler                             Director                                    October 12, 2001
------------------------------------------------
Ronald D. Shindler

  /s/ Robert S. Steiler                              Director                                    October 12, 2001
------------------------------------------------
Robert S. Steiler


                                                 PALLET MANAGEMENT SYSTEMS, INC.
--------------------------------------------------------------------------------

                                                                AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                          FINANCIAL STATEMENTS

                                                                 JUNE 30, 2001

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.

We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 30, 2001 and June 24, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 (53 weeks), June 24, 2000 (52 weeks) and June 26, 1999 (52 weeks). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 (53 weeks), June 24, 2000 (52 weeks) and June 26, 1999 (52 weeks), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KAUFMAN, ROSSIN & CO.


Miami, Florida
August 24, 2001

                Pallet Management Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                         June 30, 2001 and June 24, 2000

                                                                                            2001                   2000
                                                                                     ---------------        ---------------
                                                          ASSETS

CURRENT ASSETS
     Cash                                                                            $       232,635        $       577,052
     Accounts receivable, net of allowance for doubtful accounts of $156,655
         and $100,436                                                                      4,614,612              4,885,302
     Inventories                                                                           2,041,489              2,259,110
     Prepaid expenses                                                                        258,858                237,577
                                                                                     ---------------        ---------------
         Total current assets                                                              7,147,594              7,959,041

Property, plant and equipment - net                                                        5,640,355              4,407,092

Other assets                                                                                  91,788                984,863
                                                                                     ---------------        ---------------

         Total assets                                                                $    12,879,737        $    13,350,996
                                                                                     ===============        ===============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                            $       420,344        $     1,190,138
     Current portion of capital lease obligations                                            111,762                 70,608
     Accounts payable, including $17,392 and $108,923 to a related party                   3,039,566              2,760,217
     Accrued liabilities                                                                     509,952                814,077
                                                                                     ---------------        ---------------
         Total current liabilities                                                         4,081,624              4,835,040
                                                                                     ---------------        ---------------

LONG-TERM LIABILITIES
     Long-term debt                                                                        5,420,261              5,414,685
     Capital lease obligations                                                               156,402                182,805
                                                                                     ---------------        ---------------
         Total long-term liabilities                                                       5,576,663              5,597,490
                                                                                     ---------------        ---------------

         Total liabilities                                                                 9,658,287             10,432,530
                                                                                     ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                                  -                      -
     Common stock, authorized 100,000,000 shares at $.001 par
         value; issued and outstanding 4,065,612 shares                                        4,066                  4,066
     Additional paid-in capital                                                            7,269,556              7,269,556
     Accumulated deficit                                                                  (3,776,172)            (4,079,156)
     Notes receivable from stockholders                                                     (276,000)              (276,000)
                                                                                     ----------------       ----------------
         Total stockholders' equity                                                        3,221,450              2,918,466
                                                                                     ---------------        ---------------

         Total liabilities and stockholders' equity                                  $    12,879,737        $    13,350,996
                                                                                     ===============        ===============

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         Years Ended June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks)
                          and June 26, 1999 (52 Weeks)

                                                               2001                    2000                     1999
                                                         -------------           --------------           ----------

Net sales                                               $  72,167,233           $   62,445,175           $  38,744,129

Cost of goods sold, including approximately
$2,455,000, $2,633,000 and $2,359,000 from a
related party                                              67,035,408               59,097,842              35,012,585
                                                        -------------           --------------           -------------

Gross profit                                                5,131,825                3,347,333               3,731,544
                                                        -------------           --------------           -------------

OPERATING EXPENSES
     Provision for bad debts                                  142,134                   95,436                   6,857
     Selling, general and administrative                    4,178,585                4,803,655               2,937,498
                                                        -------------           --------------           -------------
        Total operating expenses                            4,320,719                4,899,091               2,944,355
                                                        -------------           --------------           -------------

Operating income (loss)                                       811,106               (1,551,758)                787,189
                                                        -------------           ---------------          -------------

Other income (expense)
     Other income                                              41,655                   84,629                  64,521
     Interest expense                                        (528,078)                (551,444)               (332,818)
     Other expense                                            (21,699)                (231,394)                 (2,744)
                                                        --------------          ---------------          --------------

Other income (expense)                                       (508,122)                (698,209)               (271,041)
                                                        --------------          ---------------          --------------

Income (loss) before income taxes                             302,984               (2,249,967)                516,148

Income taxes                                                        -                        -                  21,381
                                                        -------------           --------------           -------------

Net income (loss)                                       $     302,984           $   (2,249,967)          $     537,529
                                                        =============           ===============          =============

Earnings (loss) per common share:

     Basic                                              $        0.07           $        (0.57)          $         .15
                                                        =============           ===============          =============
     Diluted                                            $        0.07           $        (0.57)          $         .11
                                                        =============           ===============          =============

Shares used in computing earnings (loss) per common share:

     Basic                                                  4,065,612                3,981,199               3,582,195
                                                        =============           ==============           =============
     Diluted                                                4,258,484                3,981,199               4,788,764
                                                        =============           ==============           =============

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Years Ended June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks)
                          and June 26, 1999 (52 Weeks)


                                                                                                        Notes
                                                         Common Stock               Additional        Receivable
                                              -----------------------------------     Paid-In            From
                                                   Shares            Amount           Capital        Stockholders
                                              ----------------- ----------------- ---------------- -----------------


Balance at June 27, 1998                           2,342,034    $        2,342    $   4,526,340    $            -

Exercise of options and warrants                   1,575,578             1,576        2,302,364                 -

Options issued for services                                -                 -          130,000                 -

Unrealized loss on available-for-sale
   investments                                             -                 -                -                 -

Net income                                                 -                 -                -                 -
                                              ----------------- ----------------- ---------------- -----------------

Balance at June 26, 1999                           3,917,612             3,918        6,958,704                 -

Exercise of options                                  138,000               138          275,862          (276,000)

Common stock issued for services                      10,000                10           34,990                 -

Sale of investments                                        -                 -                -                 -

Net loss                                                   -                 -                -                 -
                                              ----------------- ----------------- ---------------- -----------------

Balance at June 24, 2000                           4,065,612             4,066        7,269,556          (276,000)

Net income                                                 -                 -                -                 -
                                              ----------------- ----------------- ---------------- -----------------

Balance at June 30, 2001                           4,065,612    $        4,066    $   7,269,556    $     (276,000)
                                              ================= ================= ================ =================

[restubbed table]




                                                                  Accumulated
                                                                    Other
                                                Accumulated      Comprehensive
                                                  Deficit         Income (1)          Total
                                              ---------------- ----------------- ----------------


Balance at June 27, 1998                      $  (2,366,718)   $       13,477    $   2,175,441

Exercise of options and warrants                          -                 -        2,303,940

Options issued for services                               -                 -          130,000

Unrealized loss on available-for-sale
   investments                                            -            (2,993)          (2,993)

Net income                                          537,529                 -          537,529
                                              ---------------- ----------------- ----------------

Balance at June 26, 1999                         (1,829,189)            10,484       5,143,917

Exercise of options                                       -                 -                -

Common stock issued for services                          -                 -           35,000

Sale of investments                                       -           (10,484)         (10,484)

Net loss                                         (2,249,967)                -       (2,249,967)
                                              ---------------- ----------------- ----------------

Balance at June 24, 2000                         (4,079,156)                -        2,918,466

Net income                                          302,984                 -          302,984
                                              ---------------- ----------------- ----------------

Balance at June 30, 2001                      $   3,776,172)   $            -    $   3,221,450
                                              ================ ================= ================



(1) Consisting of unrealized gains on available-for-sale securities.

        The accompanying notes are an integral part of these statements.

               Pallet Management Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years Ended June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks)
                          and June 26, 1999 (52 Weeks)

                                                                     2001                  2000                  1999
                                                                --------------        --------------        --------------

Cash flows from operating activities:
     Net income (loss)                                          $      302,984        $   (2,249,967)       $      537,529
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                 654,133               602,230               524,371
         Issuance of common stock and options for services                   -                35,000               130,000
         Loss on disposal of property, plant and equipment               2,876               226,238               (29,826)
         Bad debt expense                                              142,134                95,436                 6,857
         (Increase) decrease in operating assets:
              Accounts receivable                                      128,556            (2,328,139)             (967,629)
              Inventories                                              217,621              (392,615)             (691,149)
              Prepaid expenses                                         (21,281)              (81,156)                 (690)
              Other assets                                              12,596                12,989              (969,757)
         Increase (decrease) in operating liabilities:
              Accounts payable                                         279,349             1,636,702               529,991
              Accrued liabilities                                     (304,125)              300,421               106,896
              Deferred income taxes                                          -                     -               (31,381)
                                                                --------------        --------------        ---------------

                  Net cash provided by (used in) operating
                      activities                                     1,414,843            (2,142,861)             (854,788)
                                                                --------------        ---------------       ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                         (905,805)           (1,119,333)           (1,661,323)
     Proceeds from sale of property, plant and equipment                     -               221,706                65,712
                                                                --------------        --------------        --------------

                  Net cash used in investing activities               (905,805)             (897,627)           (1,595,611)
                                                                ---------------       ---------------       ---------------

Cash flows from financing activities:
     Proceeds (repayments) under line of credit, net                (1,342,305)            1,837,346              (171,998)
     Proceeds from lenders                                           1,170,264             3,631,804             1,433,193
     Repayments to lenders                                            (681,414)           (2,113,727)           (1,253,785)
     Exercise of options and warrants                                        -                     -             2,303,940
                                                                --------------        --------------        --------------

                  Net cash provided by (used in) financing
                      activities                                      (853,455)            3,355,423             2,311,350
                                                                 --------------       --------------        --------------

Increase (decrease) in cash                                           (344,417)              314,935              (139,049)

Cash at beginning of period                                            577,052               262,117               401,166
                                                                --------------        --------------        --------------

Cash at end of period                                           $      232,635        $      577,052        $      262,117
                                                                ==============        ==============        ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                   $      498,344        $      512,289        $      315,803
                                                                ==============        ==============        ==============
     Income taxes                                               $            -        $            -        $            -
                                                                ==============        ==============        ==============

Schedule of non-cash investing and financing activities:

     Capital lease obligations of $103,988, $78,896 and $191,024 were incurred during the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively.

     During the year ended June 30, 2001, $880,479 of deposits on machinery and software costs were transferred to property and equipment.

     In January 2000, stockholders of the Company issued notes receivable to the Company in the aggregate amount of $276,000 for the exercise of stock options.

        The accompanying notes are an integral part of these statements.

                Pallet Management Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    1.  Nature of Operations

    Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Virginia, Alabama, Illinois and Indiana. The Company's revenues are derived primarily from the sale of new and used pallets. The Company's fiscal year ends on the Saturday closest to June 30. Fiscal year 2001 included 53 weeks and fiscal years 2000 and 1999 included 52 weeks.

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

    4.  Inventories

    Inventories, consisting of raw materials, work in process, and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and includes costs of materials, direct and indirect labor and overhead attributable to production.

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

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6.  Estimates

    In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company has recorded deferred tax assets of approximately $1,297,689 and $1,433,000 at June 30, 2001 and June 24, 2000, respectively, which are completely offset by valuation allowances. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

    8.  Earnings (Loss) Per Share

    Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings
    (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase common stock of 192,872 and 1,206,569 for the years ended June 30, 2001 and June 26, 1999, respectively. For the year ended June 24, 2000, outstanding stock options and warrants were not considered in the calculation of diluted earnings (loss) per common and common equivalent share as their effect would have been antidilutive. Securities that could potentially dilute basic earnings per share in the future consist of 1,596,721 options to purchase common stock discussed in Note M, and 142,935 warrants outstanding to purchase common stock at $2.00 per share. The warrants expire December 31, 2001.

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

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

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


NOTE B - INVENTORIES

    Inventories consisted of the following:

                                          June 30, 2001         June 24, 2000
                                          -------------         -------------

         Raw materials                  $     1,333,846       $     1,408,008
         Work in process                        454,991               549,858
         Finished goods                         252,652               301,244
                                        ---------------       ---------------

                                        $     2,041,489       $     2,259,110
                                        ===============       ===============

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                     June 30, 2001         June 24, 2000
                                                     -------------         -------------

         Machinery and equipment                   $     6,654,079       $     5,087,856
         Building and improvements                       1,623,000             1,623,000
         Vehicles                                          541,709               575,160
         Furniture and equipment                           795,588               519,233
         Land                                              136,044               136,044
                                                   ---------------       ---------------
                                                         9,750,420             7,941,293
         Less: accumulated depreciation
           and amortization                              4,110,065             3,534,201
                                                   ---------------       ---------------

                                                   $     5,640,355       $     4,407,092
                                                   ===============       ===============


    Depreciation and amortization expense was $654,133, $602,230 and $524,371 in 2001, 2000 and 1999, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated financial statements. Property, plant and equipment at June 30, 2001 and June 24, 2000 included assets recorded under capital leases and related accumulated amortization of approximately $467,000 and $104,000, and $363,000 and $61,000, respectively. Amortization expense related to assets under capital leases was approximately, $43,000, $38,000 and $23,000 in 2001, 2000 and 1999, respectively.


NOTE D - OTHER ASSETS

      Other assets consisted of the following:

                                                     June 30, 2001         June 24, 2000
                                                     -------------         -------------

         Deposits on machinery                     $             -       $       647,213
         Software costs - in process                             -               233,266
         Security deposits                                  84,463                97,059
         Other                                               7,325                 7,325
                                                   ---------------       ---------------

                                                   $        91,788       $       984,863
                                                   ===============       ===============

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE E - INCOME TAXES

    The income tax benefit consisted of the following:

                                                                              Years Ended
                                                   -------------------------------------------------------------

                                                        June 30, 2001        June 24, 2000         June 26, 1999
                                                   ------------------    -----------------     -----------------
         Current:
           Federal                                 $             -       $             -        $            -
           State                                                 -                     -                10,000
                                                   ------------------    -----------------     -----------------
                                                                 -                     -                10,000
                                                   ------------------    -----------------     -----------------

         Deferred:
           Federal                                        (123,107)             (759,622)             (256,455)
           State                                           (11,952)              (80,784)              (20,205)
         Change in valuation allowance                     135,059               840,406               245,279
                                                   ------------------    -----------------     -----------------
                                                                 -                     -               (31,381)
                                                   ------------------    -----------------     -----------------

                                                   $             -       $             -       $       (21,381)
                                                   ==================    =================     =================

    Deferred income taxes were recognized in the consolidated balance sheets due to the tax effect of temporary differences and loss carryforwards as follows:

                                                     June 30, 2001         June 24, 2000
                                                     -------------         -------------

         Deferred tax assets:
           Net operating loss carryforwards        $     1,678,315       $     1,657,639
           Other                                           106,590                87,317
                                                   ------------------    -----------------
                                                         1,784,905             1,744,956
         Deferred tax liabilities:
           Depreciation                                    487,216               312,208
                                                   ------------------    -----------------

         Net deferred tax asset                          1,297,689             1,432,748
         Less valuation allowance                        1,297,689             1,432,748
                                                   ------------------    -----------------

                                                   $             -       $             -
                                                   ==================    =================

    The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate to income (loss) before income taxes are as follows:

                                                                              Years Ended
                                                   -------------------------------------------------------------

                                                        June 30, 2001        June 24, 2000         June 26, 1999
                                                   ------------------    -----------------     -----------------

         Statutory rate                            $       103,015       $      (764,989)      $       175,490
         State income taxes                                 11,962               (80,784)               30,205
         Change in valuation allowance                    (135,059)              840,406              (245,279)
         Permanent differences and other                    20,082                 5,367                18,203
                                                   ------------------    -----------------     -----------------

                                                   $             -        $            -       $       (21,381)
                                                   ==================     ================     =================

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE E - INCOME TAXES - Continued

    As of June 30, 2001, the Company had net operating loss carryforwards of approximately $4,460,044 which expire in various years through June 2021. Approximately $976,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.

NOTE F - LONG-TERM DEBT

                                                                                         2001                   2000
                                                                                     -------------          --------------
    $5,000,000 revolving credit agreement with a bank. Interest is paid monthly at the bank's prime rate or at the borrower's election LIBOR plus 2.75%. As of June 30, 2001 interest was being charged at 6.75%, the bank's prime rate.
    The line is collateralized by substantially all the assets of the Company, and expires in March 2003 at which time all principal and accrued interest is due. Advances are based on 85% of eligible accounts receivable and 55% of
    eligible inventories, as defined, less certain other outstanding obligations.    $   1,904,405          $   3,246,711

    Bank note payable in monthly installments of approximately $21,000 plus interest at the bank's prime rate plus .25% or at the borrower's election
    LIBOR plus 3.0%, through March 2003. As of June 30, 2001 interest was being charged at 7.00%, the bank's prime rate plus .25%. The note is
    collateralized by substantially all the assets of the Company.                       1,517,500              1,777,642

    Bank note payable in monthly installments of $11,567 plus interest at the bank's prime rate plus .25% or at the borrower's election LIBOR plus 3.00%, through March 2003. As of June 30, 2001 interest was being charged at 7.00%, the bank's prime rate plus .25%. The note is collateralized by
    substantially all the assets of the Company.                                         1,226,067              1,364,867

    Bank note payable in monthly installments of $17,188 plus interest at the bank's prime rate plus .25% or at the borrower's election LIBOR plus 3.00%, through March 2003. As of June 30, 2001 interest was being charged at 7.00%, the bank's prime rate plus .25%. The note is collateralized by
    substantially all the assets of the Company.                                         1,031,297                      -

    Industrialized development notes payable in quarterly installments of
    $3,381, including interest at 5.25%, maturing October 2017 and
    uncollateralized.                                                                      145,711                153,810

    Notes payable in monthly installments of $440 to $3,343, including interest ranging from 8% to 16%, collateralized by equipment and vehicles,
    maturing at various dates through February 2002.                                        15,625                 55,765

    Note payable in monthly  installments of $594,  including  interest of 16%,
    collateralized by equipment and vehicles, maturing in May 2001.                              -                  6,028
                                                                                     -------------          -------------
             Total debt                                                                  5,840,605              6,604,823
             Less: current maturities of long-term debt                                    420,344              1,190,138
                                                                                     -------------          -------------

             Long-term debt                                                          $   5,420,261          $   5,414,685
                                                                                     =============          =============

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE F - LONG-TERM DEBT - Continued

    The revolving credit agreement and bank notes payable are subject to certain restrictive covenants including, but not limited to, minimum tangible net worth and interest and debt service coverage ratios, as defined. The agreement also provides restrictions as to the payment of dividends.

    Interest expense for the years ended June 30, 2001, June 24, 2000 and June 26, 1999 amounted to $528,078, $551,444 and $332,818, respectively, and is included in other expense in the accompanying consolidated statements of income.

    Scheduled maturities of long-term debt for years subsequent to June 30, 2001 are as follows:


                      2002                                                          $     420,344
                      2003                                                              5,286,417
                      2004                                                                  6,427
                      2005                                                                  6,781
                      2006                                                                  7,155
                      Thereafter                                                          113,481
                                                                                    -------------

                                                                                    $   5,840,605
                                                                                    =============


NOTE G - CAPITAL LEASE OBLIGATIONS

    Minimum future annual lease payments under capital leases as of June 30, 2001, in the aggregate, are as follows:

                      2002                                                          $     130,770
                      2003                                                                120,010
                      2004                                                                 46,927
                                                                                    -------------
                      Total minimum future lease payments                                 297,707
                      Less:  imputed interest                                              29,543
                                                                                    -------------
                      Present value of future minimum lease payments                      268,164
                      Less:  current portion of capital lease obligations                 111,762
                                                                                    -------------

                      Long-term portion of capital lease obligations                $     156,402
                                                                                    =============


NOTE H - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                     June 30, 2001         June 24, 2000
                                                     -------------         -------------

         Accrued compensation                      $       154,998       $       217,627
         Other accrued liabilities                         354,954               596,450
                                                   ---------------       ---------------

                                                   $       509,952       $       814,077
                                                   ===============       ===============

                Pallet Management Systems, Inc. and Subsidiaries

June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE I - COMMITMENTS

    1. Operating Leases

    The Company leases manufacturing facilities, office space, equipment and vehicles under non-cancelable operating leases. The following is a schedule, by years, of the minimum rental commitments remaining on leased property and equipment:

         2002                                      $     1,023,439
         2003                                              964,187
         2004                                              719,140
         2005                                               88,230
         2006                                               22,285
                                                   ---------------

         Total                                     $     2,817,281
                                                   ===============

    Total rent expense was approximately $999,000, $1,030,000 and $530,000 for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively.


NOTE J - RELATED PARTY TRANSACTIONS

    The Company paid approximately $76,000 during the year ended June 26, 1999, to Clary Lumber Co. (Clary), an entity owned by an officer and former directors of the Company, for compensation of certain employees who perform services for both Clary and the Company.

    The Company purchased approximately $2,455,000, $2,633,000 and $2,359,000 of lumber and pallets from Clary during the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively. Lumber purchases from Clary amounted to approximately 4%, 6% and 8% of the Company's lumber purchases for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively.


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

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

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

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide proforma information regarding net income (loss) and earnings (loss) per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option on the date of grant by using the Black-Scholes pricing model with the following assumptions: expected volatility of 75%; expected life of the option of 75% of the stated life for 10 year options and the stated life for all others; no dividends; and a risk free interest rate of approximately 4%.

    Under the accounting provisions of SFAS No. 123, the Company's net income
    (loss) and basic and diluted earnings (loss) per common share for the years ended June 30, 2001, June 24, 2000 and June 26, 1999 would have been approximately $6,000, $0.00 and $0.00, ($2,497,000), ($0.63) and ($0.63) and
    $294,000, $.08 and $.06, respectively.

    A summary of the Company's stock option activity, and related information for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, is as follows:

                                            # of                Weighted Average
                                           Options               Exercise Price
                                           -------               --------------

Outstanding June 27, 1998                 1,231,107                 $   1.84

    Granted                                 322,780                     5.20
    Exercised                                     -                        -
    Forfeited                                 6,701                     2.00
                                          ---------                 --------

Outstanding June 26, 1999                 1,547,186                 $   2.56

    Granted                                 240,709                     4.06
    Exercised                               138,000                     2.00
    Forfeited                               307,696                     3.66
                                          ---------                 --------

Outstanding June 24, 2000                 1,342,199                 $   2.63

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

    NOTE M - STOCK BASED COMPENSATION (Continued)

     Granted                                    360,657                    2.47
     Exercised                                        -                       -
     Forfeited                                  106,135                    4.30
                                        ---------------         ---------------

 Outstanding June 30, 2001                    1,596,721         $          2.48
                                        ===============         ===============

 Exercisable at June 30, 2001                 1,194,516         $          2.20
                                        ===============         ===============

The weighted-average fair value of options granted during the years ended June 30, 2001, June 24, 2000 and June 26, 1999 was $1.36, $2.84 and $1.87,
respectively.

Exercise prices for options outstanding as of June 30, 2001 ranged from $1.50 to $5.25. The weighted average remaining contractual life of these options is as follows:

                                                               Weighted Average
      Exercise             # of         Weighted Average          Remaining
       Price             Options         Exercise Price       Contractual Life
-------------------  ----------------  -------------------  --------------------

  $1.50 - $3.01           1,336,039            $1.97                  3.17
  $5.00 - $5.25             260,682            $5.10                  7.54


NOTE N - SIGNIFICANT CUSTOMERS

    The Company entered into three multi-year manufacturing agreements each covering a specific operating location with a significant customer, which provide for, among other things, minimum purchase commitments. The agreements are for initial terms expiring during 2001 through 2003 and automatically continue in effect from year to year for successive one year renewal terms unless cancelled in writing by either party at least 180 days prior to the expiration date. The contracts with the Illinois and Indiana facilities expire in April 2002 and March 2003, respectively. The Illinois and Indiana facilities accounted for approximately $19,600,000 and $26,300,000, respectively in net revenues for the year ended June 30, 2001.

    The Company has received notification from the significant customer of their intent to cancel the contract with the Alabama facility effective September 2001. The Company is currently winding-down operations at the Alabama facility and anticipates closing the facility in fiscal year 2002. For the year ended June 30, 2001, the Alabama facility accounted for approximately $14,900,000 in net revenues.

    Sales to this significant customer represented approximately 86%, 83% and 75% of net sales for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively. At June 30, 2001 and June 24, 2000 two customers accounted for approximately 88% and 80% of trade accounts receivable, respectively, with one customer accounting for approximately 78% and 66%, respectively.

                Pallet Management Systems, Inc. and Subsidiaries

 June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks) and June 26, 1999 (52 Weeks)

NOTE O - PENSION AND PROFIT SHARING PLAN

    The Company has a salary reduction / profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who have completed one year of service with the Company. The Company's contributions to the plan are made at the discretion of the Board of Directors and amounted to approximately $50,000, $40,000 and $23,000 for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively.


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


NOTE Q - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended June 30, 2001 and June 24, 2000 is summarized below (in thousands except per share amounts):

                                   First Quarter       Second Quarter      Third Quarter         Four Quarter
                                 ------------------- ------------------- -------------------  ------------------
2001
 Net sales                         $     19,474        $     21,610        $     12,374         $    18,709
 Gross profit                             1,240               1,603                 781               1,508
 Net income (loss)                           55                 256                (104)                 96
 Basic earnings (loss) per
   common share                            0.01                0.06               (0.03)               0.02
 Diluted earnings (loss) per
   common share                            0.01                0.06               (0.03)               0.02

2000
 Net sales                         $     12,278        $     17,817        $     14,155         $    18,195
 Gross profit                              (215)                900                 778               1,884
 Net income (loss)                       (1,697)               (423)               (178)                 48
 Basic earnings (loss) per
   common share                           (0.43)              (0.11)              (0.04)               0.01
 Diluted earnings (loss) per
   common share                           (0.43)              (0.11)              (0.04)               0.01

                Pallet Management Systems, Inc. and Subsidiaries

                  SCHEDULE II - VALUATION AND QUALIFY ACCOUNTS

         Years Ended June 30, 2001 (53 Weeks), June 24, 2000 (52 Weeks)
                          and June 26, 1999 (52 Weeks)

                                                Balance
                                               Beginning         Charged to Costs                               Balance End
                                                of Year            and Expenses           Deductions              of Year
                                            --------------        --------------        --------------        --------------


Allowance for doubtful accounts:

June 30, 2001                               $      100,436        $      142,134        $      (85,915)       $      156,655
June 24, 2000                                        5,000                95,436                     -               100,436
June 26, 1999                                       15,000                 6,857               (16,857)                5,000
