Form 10-Q
period 2001-09-29
PALLET MANAGEMENT SYSTEMS INC
filed 2001-11-08
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                               September 29, 2001
                        Commission File Number 000-24405


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

        Yes       X          No
              ---------        ---------


On November 8, 2001, the Registrant had outstanding 4,065,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 29,           June 30,
                                                                               2001                  2001
                                                                           ------------          ------------
                                                                           (unaudited)
ASSETS
CURRENT ASSETS
        Cash                                                               $     71,150          $    232,635
        Accounts receivable - trade, net of allowance
             for doubtful accounts                                         $  2,501,236          $  4,614,612
        Inventories                                                        $  3,031,430          $  2,041,489
        Other  Current Assets                                              $    325,095          $    258,858
                                                                           ------------          ------------
                        Total current assets                               $  5,928,911          $  7,147,594
                                                                           ------------          ------------
        Property and equipment - net of accumulated
             depreciation                                                  $  5,474,291          $  5,640,355
                                                                           ------------          ------------
OTHER ASSETS                                                               $    105,426          $     91,788
                                                                           ------------          ------------
                        Total assets                                       $ 11,508,628          $ 12,879,737
                                                                           ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Current maturities of long-term debt                               $    414,286          $    420,344
        Current portion of capital lease obligations                       $    114,207          $    111,762
        Accounts payable                                                   $  2,678,604          $  3,039,566
        Accrued liabilities                                                $    512,265          $    509,952
                                                                           ------------          ------------
                        Total current liabilities                          $  3,719,362          $  4,081,624
                                                                           ------------          ------------
LONG TERM DEBT
        Long-term debt                                                     $  4,903,376          $  5,420,261
        Capital lease obligations                                          $    126,918          $    156,402
                                                                           ------------          ------------
                        Total long-term liabilities                        $  5,030,294          $  5,576,663
                                                                           ------------          ------------
                        Total liabilities                                  $  8,749,656          $  9,658,287
                                                                           ------------          ------------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par
        Value; no shares issued and outstanding
        Common stock, authorized 10,000,000 shares at
        $.001 par value; issued and outstanding 4,065,612
        shares at September 29, 2001 and
          June 30, 2001                                                    $      4,066          $      4,066
  Additional paid in capital                                               $  7,286,714          $  7,269,556
  Accumulated deficit                                                      $ (4,255,808)         $ (3,776,172)
  Notes receivable from stockholders                                       $   (276,000)         $   (276,000)
                                                                           ------------          ------------
                        Total stockholders' equity                         $  2,758,972          $  3,221,450
                                                                           ------------          ------------
                        Total liabilities and stockholders' equity         $ 11,508,628          $ 12,879,737
                                                                           ------------          ------------

   The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    13 Wks Ended         14 Wks Ended
                                                   Sept. 29, 2001        Sept. 30, 2000
                                                    ------------          ------------
Net sales                                           $ 12,960,018          $ 19,473,798

Cost of goods sold                                  $ 12,448,577          $ 18,233,530
                                                    ------------          ------------

Gross profit                                        $    511,441          $  1,240,268
                                                    ------------          ------------

Selling, general and administrative expense         $    821,095          $  1,048,638
                                                    ------------          ------------

Operating profit (loss)                             $   (309,654)         $    191,630
                                                    ------------          ------------

Other income (expense)
              Other income (expense)                $    (54,990)         $     (5,970)
              Interest expense                      $   (114,992)         $   (131,018)
                                                    ------------          ------------

              Total other income (expense)          $   (169,982)         $   (136,988)
                                                    ------------          ------------

Income (loss) before income tax expense             $   (479,636)         $     54,642

Income tax expense (benefit)                        $         --          $         --

Net income (loss)                                   $   (479,636)         $     54,642
                                                    ------------          ------------

Net earnings (loss) per common share                $      (0.12)         $       0.01

Diluted earnings (loss) per common share                       *          $       0.01


* exercise of warrants and options would be anti-dilutive



   The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   13 Wks Ended         14 Wks Ended
                                                                                  Sept. 29, 2001       Sept. 30, 2000
                                                                                   -----------          -----------
Cash flows from operating activities:
             Net income (loss)                                                     $  (479,636)         $    54,642
                                                                                   -----------          -----------
             Adjustments to reconcile net income (loss) to net
             cash provided by/(used in) operating activities:
             Depreciation                                                          $   156,116          $   126,170
             Stock options issued for services                                     $    17,158          $        --
             (Increase) Decrease in operating assets:
                         Accounts receivable                                       $ 2,113,375          $   566,728
                         Inventories                                               $  (989,941)         $   380,961
                         Other assets                                              $   (79,875)         $  (578,911)
             Increase (Decrease) in operating liabilities:
                         Accounts payable                                          $  (360,960)         $   939,702
                         Accrued liabilities                                       $     2,313          $  (453,130)
                                                                                   -----------          -----------
             Net cash provided by/(used in)
                         operating activities                                      $   378,550          $ 1,036,162
                                                                                   -----------          -----------

Cash flows from investing activities:
             Proceeds from sale of fixed assets                                    $    37,086          $        --
             Purchase of fixed assets                                              $   (27,139)         $   (11,519)
                                                                                   -----------          -----------

             Net cash provided by/(used in) investing activities                   $     9,947          $   (11,519)
                                                                                   -----------          -----------

Cash flows from financing activities:
             Net Borrowings from lenders                                           $        --          $   411,333
             Net Payments of long term debt                                        $  (549,982)         $(1,887,928)
                                                                                   -----------          -----------

             Net cash provided by/(used in) financing activities                   $  (549,982)         $(1,476,595)
                                                                                   -----------          -----------


Increase/(Decrease) in cash                                                        $  (161,485)         $  (451,952)
Cash at beginning of period                                                        $   232,635          $   577,052
                                                                                   -----------          -----------

Cash at end of period                                                              $    71,150          $   125,100
                                                                                   -----------          -----------

The accompanying notes are an integral part of these financial statements

Pallet Management Systems, Inc.
Notes to Financial Statements
September 29, 2001

Note 1. Consolidated Financial Statements:


         The consolidated balance sheet as of September 29, 2001 and the consolidated statements of operations and cash flows for the thirteen week period ended September 29, 2001 and fourteen week period ended September 30, 2000 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the thirteen weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ended June 29, 2002. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-K as of June 30, 2001.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

Note 2. Debt Agreement


         The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of September 29, 2001 the Company was in full compliance with 2 of its 3 covenants. The Company did not pass the Consolidated Debt Service Coverage Ratio due to the net loss for the thirteen weeks ending September 29, 2001 of ($480,000) compared with the net income for the fourteen weeks ending September 30, 2000 of $55,000. The Company has been granted a waiver of this covenant. LaSalle Business Credit will be raising our interest rate by one percent on our revolving loans, by three-quarters of one percent on our machinery and equipment loans and by one-half of one percent on our real estate loan until approximately September 2002. If we meet all of the reset covenant goals, LaSalle Business Credit will reduce the interest rate by one-half percent of one percent on our revolving loans and by one-quarter of one percent on our machinery and equipment loans.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At September 29, 2001, the Company had $ 2,005,000 of availability under the revolving agreement.

         The three term loans as of September 29, 2001 were at $1,191,000, $1,452,000 and $997,000. These loans are collateralized by substantially all the assets of the Company.


Note 3. Inventories

Inventories consisted of the following at September 29, 2001:

Raw material               $1,554,157
Work in process            $  435,104
Finished goods             $1,042,169
                           ----------
TOTAL                      $3,031,430
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


                                               13 Weeks Ended     14 Weeks Ended
                                                September 29       September 30
                                                    2001               2000
                                                    ----               ----
Basic earnings/(loss) per common share:
Net income/(loss)                                  ($480)              $55

Weighted average common shares
    outstanding for the period                      4,065             4,065

Basic earnings per share of
    common stock                                   ($0.12)            $0.01

Diluted earnings/(loss) per common share:
Net income/(loss)                                  ($480)              $55

Weighted average common shares
   outstanding for the period                       4,065             4,065

Increase in shares which would
    result from exercise of stock options             *                426

Weighted average common shares,
   assuming conversion of the above
   securities                                       4,065              4491

Diluted earnings/(loss) per share of
   common stock                                       *                0.01

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


Note 8. New Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and defines the criteria used to identify intangible assets to be recognized apart from goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

PART I
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Form 10-K for the year ended June 30, 2001. The financial statements in this Report reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week period ended September 29, 2001 and for the fourteen-week period ended September 30, 2000.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Risk Factors" in the Annual Report on Form 10-K for the year ended June 30, 2001. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations
---------------------

General
-------

         Pallet Management has grown to be one of the largest pallet companies in the estimated $6 billion U.S. pallet industry, by providing value-added products and services to our customers. Our customer base has remained stable.

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

         With this shift in focus toward services and cost efficiency, we are providing "state of the art" logistical services known as reverse logistics. Reverse logistics is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

         This shift in focus toward supply chain efficiency by our customer base is by far our industry's most dramatic shift in focus and provides the most opportunity for our company. Driven mainly by economics, reusable packaging in a reverse logistics system also has environmental marketing benefits.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to have reached $7.7 billion. The third-party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

         The Company has two lines of revenue, manufacturing and services:

         Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has multi-year contracts to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company is currently operating two manufacturing facilities, which currently produce CHEP pallets; Bolingbrok, Illinois and Plainfield, Indiana. In Rogersville, Alabama, our contract expired on September 7th, 2001. The Company is currently winding down operations and is closing the Rogersville facility in fiscal year 2002. In Bolingbrook, Illinois, our contract expires on April 30th, 2002 and in Plainfield, Indiana, our contract expires on March 1, 2003.

         Pallets that are specially engineered to transport a specific product are classified as niche market pallets. Besides CHEP, our company's customer base is primarily composed of customers who require niche pallets. Niche pallets are lower volume and higher margin than CHEP pallets.

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

         In order to fulfill the increasing demand for transport management services, Pallet Management plans to expand its service offerings and service revenues by hiring additional key sales personnel during this fiscal year. Though expanding sales of services will not require any significant capital expenditures other than possibly additional computer equipment and application, it will increase Selling, General and Administrative expenses as a percentage of sales until newly hired sales personnel are trained. In addition, the cycle for completing a sale of services is significantly longer than that for selling manufactured pallets. We anticipate that service will become a greater percent of net sales as we expand our sales personnel.


Thirteen Weeks Ended September 29, 2001 compared to Fourteen Weeks Ended
--------------------------------------------------------------------------------
September 30, 2000
------------------

         For the thirteen-week period ended September 29, 2001, net sales decreased 33% to $ 12,960,000 from $19,474,000 for the fourteen-week period ending September 30, 2000. This decrease is attributable to the period being one week shorter than the reported period the prior year, our Alabama facility's reduced sales, a sluggish economy and reductions in orders, below anticipated contract minimums, from our major customer. We anticipated that our contract in Alabama would continue until early September, but our sole customer for that facility began reducing demand in July, which continued throughout the thirteen-week period ending September 29, 2001. Sales for Alabama for the thirteen-week period ending September 29, 2001 were $3,725,000 lower than the fourteen-week period ending September 30, 2000. We have closed this facility and have begun the process of relocating our equipment and inventories to be used in production elsewhere. Additionally, demand was reduced by our sole customer for our Bolingbrook, Illinois facility below the anticipated contract volumes. Our Lawrenceville, Virginia operation has experienced a reduced order rate also as a result of a general economic slowdown. Several customers have closed or scaled down their operations, thus causing sales from Lawrenceville to be below expectations.

         During the thirteen-week period ended September 29, 2001, manufacturing sales decreased 33% to $ 12,564,000 from $18,887,000. This reduction is attributable to reduced sales from our Alabama facility and lower than anticipated demand due to the economy down turn. Service sales decreased by 33% also to $396,000 from $ 587,000. This decrease in service sales is primarily due to the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand from the facility's key customer.

         Pallet Management had a 22% reduction in its selling, general and administrative expenses from $ 1,049,000 to $ 821,000 for the thirteen week period ended September 29, 2001 compared to the fourteen week period ended September 30, 2000. The selling, general and administrative expenses were reduced based on management initiative to hold down costs as well as the one less week in the current reported period as compared to the prior year.

         A loss of ($480,000) or ($.12) per share was realized during this thirteen-week period ended September 29, 2001 compared to a net income of $55,000 or $.01 per share recorded for the fourteen-week period last fiscal year. The loss includes a general accrual of $50,000 to cover our closing costs in Alabama. Additionally our profitability was reduced due to the reduction in sales in our Alabama facility from the prior year by $3,725,000. A higher and a more consistent order rate was seen last year from our customers. During the current year, as a result of the general slow-down in the economy, we have seen that order rate lowered and become more volatile. We have hired five additional salespeople to increase our sales and diversify our customer base for our facilities.


Liquidity and Capital Resources
-------------------------------

         Pallet Management had $71,000 cash on hand on September 29, 2001, versus $233,000 at the beginning of the fiscal year. The decrease in cash is primarily attributed to the increase in inventories, the reductions in the revolvers and term loans, and the reductions in payables, as well as our posted net loss of $480,000. During September 2001, as orders from our primary customer in Illinois and Indiana dropped significantly, we increased our inventory to meet anticipated future demand. Finished goods increased approximately $790,000 from June 30, 2001. Cash management continued to be strong as we reduced our revolvers by $380,000 and our term loans by $135,000 from year-end at the same time we reduced our payables by $360,000. We generated cash for our increased levels of inventory by reducing our receivables by $2,110,000 over the thirteen-week period ending September 29, 2001. The decrease in outstanding accounts receivable is caused by the more timely customer payments for the thirteen-week period ending September 29, 2001 along with the decreased receivables from our major customer which accompanied a lower order rate.

         The Company believes that existing cash on hand, cash provided by future operations, additional available borrowings under its current line of credit, increased orders and a net working capital of $ 2,210,000 as of September 29, 2001, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months.

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


                                       PALLET MANAGEMENT SYSTEMS, INC.


Dated:       November 8, 2001         By:  /s/ Zachary M. Richardson
-----------------------------               ------------------------------------
                                            Zachary M. Richardson, President


Dated:       November 8, 2001         By:  /s/ Marc S. Steinberg
-----------------------------               ------------------------------------
                                            Marc S. Steinberg, Treasurer, Vice
                                            President of Finance and Secretary
                                            (Principal Financial and Accounting
                                            Officer)