Form 10-Q
period 2001-12-29
PALLET MANAGEMENT SYSTEMS INC
filed 2002-02-19
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                                December 29, 2001
                        Commission File Number 000-24405

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


On February 11, 2002, the Registrant had outstanding 4,187,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 29,         June 30,
                                                                                        2001               2001
                                                                                    ------------        ------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS
             Cash                                                                   $    212,745        $    232,635
             Accounts receivable - trade, net of allowance
                  for doubtful accounts                                             $  3,059,725        $  4,614,612
             Inventories                                                            $  1,766,443        $  2,041,489
             Other Current Assets                                                   $    310,772        $    258,858
                                                                                    ------------        ------------

                              Total current assets                                  $  5,349,685        $  7,147,594
                                                                                    ------------        ------------

             Property and equipment - net of accumulated
                  depreciation                                                      $  5,328,990        $  5,640,355
                                                                                    ------------        ------------

OTHER ASSETS                                                                        $     98,433        $     91,788
                                                                                    ------------        ------------

                              Total assets                                          $ 10,777,108        $ 12,879,737
                                                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
             Current maturities of long-term debt                                   $    618,725        $    420,344
             Current portion of capital lease obligations                           $    124,178        $    111,762
             Accounts payable                                                       $  2,820,276        $  3,039,566
             Accrued liabilities                                                    $    381,755        $    509,952
                                                                                    ------------        ------------

                              Total current liabilities                             $  3,944,934        $  4,081,624
                                                                                    ------------        ------------

LONG-TERM DEBT
             Long-term debt                                                         $  3,674,996        $  5,420,261
             Capital lease obligations                                              $    120,666        $    156,402
                                                                                    ------------        ------------

                              Total long-term liabilities                           $  3,795,662        $  5,576,663
                                                                                    ------------        ------------

                              Total liabilities                                     $  7,740,596        $  9,658,287
                                                                                    ------------        ------------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par value; no shares issued and outstanding Common stock, authorized 10,000,000 shares at $.001 par value; issued and outstanding 4,187,612 shares at
            December 29, 2001 and 4,065,612 shares at June 30, 2001                 $      4,188        $      4,066
  Additional paid in capital                                                        $  7,148,592        $  7,269,556
  Accumulated deficit                                                               $ (3,978,268)       $ (3,776,172)
  Notes receivable from stockholders                                                $   (138,000)       $   (276,000)
                                                                                    ------------        ------------

                              Total stockholders' equity                            $  3,036,512        $  3,221,450
                                                                                    ------------        ------------

                              Total liabilities and stockholders' equity            $ 10,777,108        $ 12,879,737
                                                                                    ------------        ------------


The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   13 Weeks Ended                  26 Wks Ended        27 Wks Ended
                                                          Dec. 29, 2001        Dec. 30, 2000       Dec. 29, 2001       Dec. 30, 2000
                                                          -------------        -------------       -------------       -------------
Net sales                                                  $ 15,734,615        $ 21,609,517        $ 28,694,633        $ 41,083,315

Cost of goods sold                                         $ 14,520,867        $ 20,006,231        $ 26,969,444        $ 38,239,761
                                                           ------------        ------------        ------------        ------------

Gross profit                                               $  1,213,748        $  1,603,286        $  1,725,189        $  2,843,554
                                                           ------------        ------------        ------------        ------------

Selling, general and administrative expense                $    879,975        $  1,154,265        $  1,701,071        $  2,202,903
                                                           ------------        ------------        ------------        ------------

Operating profit (loss)                                    $    333,773        $    449,021        $     24,118        $    640,651
                                                           ------------        ------------        ------------        ------------

Other income (expense)
             Other income (expense)                        $     34,415        $    (33,665)       $    (20,575)       $    (39,635)
             Interest expense                              $    (90,647)       $ (158,956))        $   (205,639)       $   (289,974)
                                                           ------------        ------------        ------------        ------------

             Total other income (expense)                  $    (56,232)       $ (192,621))        $   (226,214)       $   (329,609)
                                                           ------------        ------------        ------------        ------------

Income (loss) before income tax expense                    $    277,541        $    256,400        $   (202,096)       $    311,042

Income tax expense (benefit)                               $         --        $         --        $         --        $         --

Net income (loss)                                          $    277,541        $    256,400        $   (202,096)       $    311,042
                                                           ------------        ------------        ------------        ------------

Net earnings (loss) per common share                       $       0.07        $       0.06        $      (0.05)       $       0.08

Diluted earnings (loss) per common share                   $       0.07        $       0.06              *             $       0.07



* exercise of warrants and options would be anti-dilutive


The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           26 Wks Ended          27 Wks Ended
                                                                           Dec. 29, 2001         Dec. 30, 2000
                                                                           -------------         -------------
Cash flows from operating activities:
             Net income (loss)                                             $  (202,096)           $   311,042
             Adjustments to reconcile net income (loss) to net
             cash provided by/(used in) operating activities:
             Depreciation                                                  $   351,767            $   254,420
             Stock Options issued for Services                             $    17,158            $        --
             (Increase) Decrease in operating assets:
                         Accounts receivable                               $ 1,554,887            $   770,771
                         Inventories                                       $   275,046            $   131,025
                         Other assets                                      $   (58,559)           $    28,839

             Increase (Decrease) in operating liabilities:
                         Accounts payable                                  $  (219,289)           $    26,133
                         Accrued liabilities                               $  (128,197)           $   (66,514)
                                                                           -----------            -----------
             Net cash provided by/(used in)
                         operating activities                              $ 1,590,717            $ 1,455,716
                                                                           -----------            -----------

Cash flows from investing activities:
             Other assets                                                  $        --            $   618,725
             Purchase of fixed assets                                      $   (80,587)           $(1,285,968)
             Proceeds from Disposal of fixed assets                        $    40,184            $        --
                                                                           -----------            -----------

             Net cash used in investing activities                         $   (40,403)           $  (667,243)
                                                                           -----------            -----------

Cash flows from financing activities:
             Net Borrowings from lenders                                   $        --            $   467,306
             Net Payments of long-term debt                                $(1,570,204)           $(1,651,686)
                                                                           -----------            -----------

             Net cash provided by/(used in) financing activities           $(1,570,204)           $(1,184,380)
                                                                           -----------            -----------

Increase/(Decrease) in cash                                                $   (19,890)           $  (395,907)
Cash at beginning of period                                                $   232,635            $   577,052
                                                                           -----------            -----------

Cash at end of period                                                      $   212,745            $   181,145
                                                                           -----------            -----------

                         Pallet Management Systems, Inc.
                          Notes to Financial Statements
                                December 29, 2001

Note 1. Consolidated Financial Statements:

         The consolidated balance sheet as of December 29, 2001, the consolidated statements of operations and cash flows for the twenty-six week period ended December 29, 2001 and twenty-seven week period ended December 30, 2000 and consolidated statements of operations for the thirteen week periods ending December 29, 2001 and December 30, 2000 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the twenty-six weeks ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ended June 29, 2002. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-K as of June 30, 2001.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

Note 2. Debt Agreement

         The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of December 29, 2001 the Company was in full compliance with all loan covenants.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate plus one percentage point. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At December 29, 2001, the Company had $2,260,000 of availability under the revolving agreement.

         The three term loans as of December 29, 2001 were at $1,157,000, $1,387,000 and $ 945,000. These loans are collateralized by substantially all the assets of the Company.

Note 3. Inventories

         Inventories consisted of the following at December 29, 2001:

                      Raw material               $ 1,112,534
                      Work in process            $   503,637
                      Finished goods             $   150,272
                                                 ------------

                      TOTAL                      $ 1,766,443
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

                                                         26 Weeks Ended     27 Weeks Ended
                                                          December 29        December 30
                                                             2001               2000
                                                          -----------        -----------
Basic earnings/(loss) per common share:
Net income/(loss)                                         ($  202)           $   311

Weighted average common shares
    outstanding for the period                              4,071              4,065

Basic earnings per share of
    common stock                                          ($ 0.05)           $  0.08

Diluted earnings/(loss) per common share:
Net income/(loss)                                         ($  202)           $   311

Weighted average common shares
   outstanding for the period                               4,071              4,065

Increase in shares which would
    result from exercise of stock options                       *                317

Weighted average common shares,
   assuming conversion of the above
   securities                                                   *              4,382

Diluted earnings/(loss) per share of
   common stock                                                 *               0.07

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

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

         The Company has not yet determined what the effects of these Statements will be on its financial position and results of operations.

Note 9. Stockholders' Equity

         In October 2001, the Company granted options to purchase approximately 660,000 shares of common stock to employees and directors of which 280,000 were granted to the President. 460,000 of these options vested upon grant while the remainder vest through July 1, 2006.

         In December 2001, the President of the Company exercised options to acquire 280,000 shares of common stock through the transfer of 88,000 mature shares. Upon exercise, the President was granted "reload" options to acquire 88,000 shares of common stock at $1.75 per share. These transactions are currently under review by the Company.

         Also in December 2001, the President transferred 70,000 shares of common stock to the Company in satisfaction of his note payable to the Company in the amount of $138,000, as permitted by the original terms of the note.

PART I

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Form 10-K for the year ended June 30, 2001. The financial statements in this Report reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week and twenty-six-week periods ended December 29, 2001 and for the thirteen-week and twenty-seven week periods ended December 30, 2000.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Risk Factors" in the Annual Report on Form 10-K for the year ended June 30, 2001. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Pallet Management over time means that actual events are bearing out as estimated in such forward-looking statements.

Results of Operations
---------------------

General
-------

         Pallet Management has grown to be one of the largest pallet companies in the estimated $6 billion U.S. pallet industry, by providing value-added products and services to our customers. Our customer base has remained stable.

         The majority of our revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics have become increasingly complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs, which is opening a service-orientated market for us.

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

         The Company has two lines of revenue, manufacturing and services:

         Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has multi-year contracts to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company is currently operating two manufacturing facilities, which currently produce CHEP pallets; Bolingbrook, Illinois and Plainfield, Indiana. In Rogersville, Alabama, our contract expired on September 7th, 2001. The Company is currently winding down operations and is closing the facility in fiscal year 2002. In Bolingbrook, Illinois, our contract expires on April 30th, 2002 and in Plainfield, Indiana, our contract expires on March 1, 2003. The Company expects to close the Bolingbrook, Illinois facility before the end of this fiscal year.

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

         As part of the Company's strategy to use the Internet to improve the effectiveness of its service offerings, it developed PalletNetTM , a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains (excluding the grocery industry). PalletNetTM creates a closed loop delivery, recovery and recycling system, which enables customers to treat pallets as assets rather than variable cost consumables.

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

         The PalletNetTM Application is an Internet Explorer browser-based user interface which delivers secure access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. PalletNetTM has the capability to use information from either bar codes or radio frequency identification tags to track individual pallets and the equipment transported on them. These new logistical and information systems provide customers and Pallet Management the technical support requirements to manage an efficient reverse distribution operation and the management of valuable transport packaging from one location to another.

         Pallet Management has hired key sales personnel during this fiscal year to expand its service offerings and service revenues. Until the newly hired sales personnel are trained, there will be an increase in the Selling, General and Administrative expenses as a percentage of sales. In addition, the cycle for completing a sale of services is significantly longer than that for selling manufactured pallets. We anticipate that service will become a greater percent of net sales as our new sales force begins to move forward.

Thirteen Weeks Ended December 29, 2001 compared to Thirteen Weeks
-----------------------------------------------------------------
Ended December 30, 2000
-----------------------

         For the thirteen-week period ended December 29, 2001, net sales decreased 27% to $ 15,735,000 from $ 21,610,000 for the comparable fiscal year 2001 period. This decrease is primarily due to the second quarter closing of our Alabama facility whose sales were reduced $ 4,554,000 from the comparable period in fiscal year 2001, as well as reduced demand for niche pallets from the Lawrenceville, Virginia facility.

         During the thirteen-week period ended December 29, 2001, manufacturing sales decreased 28% to $ 15,245,000 from $ 21,099,000. The decrease in manufacturing sales was primarily due to the reduction of orders received by our major customer at our Alabama facility, as well as a general slow down of orders received in the niche pallet sales at the Lawrenceville, Virginia location. The Alabama facility was closed in September 2001 and generated only runoff sales of $36,000 during the thirteen-week period ending December 29, 2001 as compared to $4,590,000 in the comparable period from fiscal year 2001.

         Service sales decreased by 4% to $ 490,000 from $ 511,000. This slight decrease in service sales is primarily due to the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand from the facility's key customer.

         Pallet Management had a 24% reduction in its selling, general and administrative expenses from $ 1,154,000 to $ 880,000 for the thirteen-week period ended December 29, 2001 when compared to the thirteen-week period ended December 30, 2000. The decrease in selling, general and administrative expenses is primarily due to the reduction of consulting expense. This reduction was made as we currently have full time employees handling the workload that consultants previously provided, causing a reduction to overall expenses by approximately $100,000. Selling, general and administrative expenses were also reduced by the initiative of the company to hold down costs for travel, telephone and legal expenses. Additionally, we had increased premiums for our insurance in fiscal year 2001, which were favorably re-negotiated for fiscal year 2002.

         A net income of $ 278,000 or $.07 per share was realized during this thirteen-week period ended December 29, 2001 compared to a net income of $256,000 or $.06 per share recorded for the thirteen-week period last fiscal year. Compared to the same period last year, we were able to increase profitability on less sales due to operational and management improvements, as well as reducing our selling, general and administrative expenses associated with consulting as described above. In addition, we had a decrease in interest expense by approximately $ 68,000 caused by a lower effective interest rate on our loans and by effective cash management. Pallet Management anticipates that the third quarter will slow in demand from our largest customer as well as from our niche pallet customers. With our controlled cost measures still in place, and by operating under strict budget guidelines, we are working on reducing the impact to income that these reduced demands may cause.

Twenty-six Weeks Ended December 29, 2001 compared to Twenty-seven Weeks Ended
-----------------------------------------------------------------------------
December 30, 2000
-----------------

         For the twenty-six week period ended December 29, 2001, net sales decreased 30% to $ 28,695,000 from $ 41,083,000 for the twenty-seven week period ended December 30, 2000. This decrease is primarily due to the reduction in orders from our Alabama facility, which was closed in September 2001. For the twenty-six week period ending December 29, 2001, the Alabama sales decreased to $ 1,274,000 from $ 9,558,000 for the twenty-seven week period ending December 30, 2000, an 87% reduction.

         During the twenty-six-week period ended December 29, 2001, manufacturing sales decreased 30% to $ 27,816,000 from $ 39,985,000 for the twenty-seven week period ended December 30, 2000. The decrease in manufacturing sales was primarily due to the Alabama facility closing as described above, as well as, reduced orders from our Illinois facility during our first quarter as our primary customer changed its ordering to a just in time philosophy and reduced its overall demand. The Illinois facility had reduced sales over the prior year by $ 2,324,000. In addition to the above, we have not increased our niche/specialty pallet sales from our Lawrenceville, Virginia facility. That facility showed fewer sales over the prior year by $ 2,213,000 caused by a softening market as our customers look to hold down costs and reduce expenditures. We have brought on additional sales persons in the first half of this fiscal year in an effort to bolster these declining sales from our Virginia facility.

         Service sales decreased by 20% to $ 879,000 from the $ 1,098,000 recorded for the twenty-seven week period ended December 30, 2000. The decrease in services is primarily due to the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand from the facility's key customer.

         We experienced a 23% decrease in selling, general and administrative expenses from $ 2,203,000 to $ 1,701,000 for the twenty-six week period ended December 29, 2001 when compared to the twenty-seven week period ended December 30, 2000. The decrease in selling, general and administrative expenses is primarily due to the reduction of consulting expense. This reduction was made as we currently have full time employees handling the workload that consultants previously provided, causing a reduction to overall expenses by approximately $200,000. Selling, general and administrative expenses were also reduced by the initiative of the company to hold down costs for travel, telephone and legal expenses. Additionally, we had increased premiums for our insurance in fiscal year 2001, which were favorably re-negotiated for fiscal year 2002.

         A net loss of ($ 202,000) or ($ 0.05) per share was recorded during this twenty-six week period ended December 29, 2001 compared to a net income of $311,000 or $0.08 per share recorded for the twenty-seven week period ended December 30, 2000. During the twenty-seven week period ended December 30, 2000 we had introduced new management and had consistent sales from our customer base. The new management team streamlined processes and created opportunities for profit. As that period ended and throughout the calendar year 2001, sales from our facilities in Alabama and Lawrenceville, Virginia declined. During the twenty-six week period ending December 29, 2001 the Alabama facility had a drop off in sales of $ 8,284,000 and the Lawrenceville facility had a drop off in sales of $ 2,213,000 as compared to the twenty-seven week period ending December 20, 2001. This reduction in sales caused by the plant closings and the weak economy contributed to our year to date loss. In addition, we had a decrease in interest expense by approximately $84,000 over the prior year caused by a lower effective interest rate on our loans and by effective cash management. As we entered this fiscal year, we sought and hired new sales persons to increase sales and profitability. We anticipate growing our customer base and diversifying our sales throughout the remainder of the fiscal year.

Liquidity and Capital Resources
-------------------------------

         Pallet Management Systems had $213,000 cash on hand at December 29, 2001, versus $233,000 at the beginning of the fiscal year. The slight decrease in cash is primarily attributed to the timing of our payables and receivables, as well as the year to date net loss as of December 29, 2001. The cash used in financing activities is primarily due to repayments on the revolver and term loans to LaSalle Business Credit ($1,536,000). Net cash provided by operating activities of $ 1,591,000 is primarily due to a decrease in our accounts receivables balance of $ 1,555,000 due to the lower balance associated with our primary customer in December 2001 as compared with June 2001 primarily caused by the Alabama facility closing. Additionally, inventory decreased by $275,000 primarily due the reduction of inventory from our Alabama facility and an effort to reduce inventory as we approached January 2002, which we anticipate having a lower order rate, and therefore, a lower required inventory level.

         The Company believes that existing cash on hand, cash provided by future operations including PalletNetTM services, additional available borrowings under its current line of credit, and a net working capital of $1,405,000 as of December 29, 2001, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for the remainder of this fiscal year.

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


                                 PALLET MANAGEMENT SYSTEMS, INC.


Dated:   February 19, 2002       By:  /s/ John C. Lucy III
                                      -----------------------------------------
                                      John C. Lucy III, Chief Executive Officer


Dated:   February 19, 2002       By: /s/ Marc S. Steinberg
                                     ------------------------------------------
                                      Marc S. Steinberg, Chief Financial
                                      Officer