Form 10-K/A
period 2001-06-30
PALLET MANAGEMENT SYSTEMS INC
filed 2002-04-10
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001


                        Commission file number 000-24405

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                              59-2197020
          -------                                              ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

      2855 University Drive, Suite 510
        Coral Springs, Florida                                         33065
        ----------------------                                         -----
Address of Principal Executive Offices)                              (Zip Code)

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

                                    PART III


ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

         The following table summarizes all compensation paid by the Company in each of the last three fiscal years for the Company's executive officers currently serving as such whose annual compensation exceeded $100,000.

                                                             Annual Compensation                         Long Term
      Name and                                -----------------------------------------------------     Compensation
      Principal Position           Year            Salary($)(1)       Bonus($)      Other($)(2)           Options
     ---------------------------- -----       ------------------     --------       ------------        ------------
     Zachary M. Richardson,       2001             170,878              0           83,200(3)            40,556

     President                    2000             161,114              0           59,900(4)            40,626
                                  1999             119,000              0           13,200               79,890

     John C. Lucy, III            2001             172,262              0           14,348(5)            40,556
     Chief Executive Officer      2000             161,451              0           16,800(6)            40,626
                                  1999             119,000              0           25,200               79,890


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

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended June 30, 2001 to each of the Named Executive Officers:

                                            OPTION GRANTS IN LAST FISCAL YEAR
                                            ---------------------------------

                            NUMBER OF SHARES      % OF TOTAL OPTIONS
                           UNDERLYING OPTIONS     GRANTED TO EMPLOYEES    EXERCISE OR BASE
NAME                           GRANTED(#)            IN FISCAL YEAR       PRICE ($/SHARE)    EXPIRATION DATE
----                       ------------------     --------------------    ---------------    ---------------
Zachary M. Richardson          40,556 (1)                 34%                   2.25             7/24/10
John C. Lucy, III              40,556 (1)                 34%                   2.25             7/24/10

(1) Options to purchase 8,111 shares vest each year, beginning July 1, 2001 and continuing through July 1, 2005.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                         Number Of                  Value Of
                                                                    Securities Underlying         Unexercised
                                       Shares                            Unexercised              In-The-Money
                                      Acquired                             Options                  Options
                                         On            Value            at FY-End (#)            at FY-End ($)
                                      Exercise       Realized           Exercisable/              Exercisable/
      Name                              (#)            ($)              Unexercisable            Unexercisable
      ----                            -------        --------           -------------            -------------
Zachary M. Richardson                    0                0            529,426/76,819                $0/$0

John C. Lucy, III                        0                0            523,394/76,819                $0/$0

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

EMPLOYMENT AGREEMENTS

         In November 1998, the Company entered into five-year employment agreements (the "Employment Agreements") with Zachary M. Richardson and John C. Lucy, III. Pursuant to the terms of these Employment Agreements, each executive is entitled to receive (i) annual base compensation of $156,000, with increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 100% of base salary based on the increase in pretax earnings per share over the prior year. For the year ending June 30, 2001, Mr. Lucy agreed to waive the bonus with no other effect on the existing employment agreement, and Mr. Richardson informed the Board of Directors in October 2001 that he would be willing to forego the payment of a cash bonus for a greater equity incentive in the form of the grant of additional stock options with no other effect on the existing employment agreement. The Board agreed, and in this regard granted him options to purchase 209,344 shares of the Company's common stock. The Employment Agreements also provide for annual grants of common stock options commencing in fiscal 2000 equal to 1% of the then outstanding number of common shares at an exercise price of fair market value at date of grant, and the granting of 150,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Employment Agreements.

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

         The following table summarizes the terms of these vested but unexercised options:

        NAME                  EXERCISE PRICE          VESTED           EXPIRATION DATE
        ----                  --------------          ------           ---------------
Zachary M. Richardson             $1.50              172,412           August 20, 2002
                                  $1.75              128,613
                                  $2.25              135,400

John C. Lucy, III                 $1.50              172,412           August 20, 2002
                                  $1.75              128,613
                                  $2.25              135,400

Other Employees                   $1.50               55,175           August 20, 2002
                                  $1.75               42,775
                                  $2.25               29,200
                                                       ------
                                                    1,000,000

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


Assumes $100 invested on July 1, 1996
Assumes Dividend Reinvested
Fiscal Year Ending June 30, 2001

[GRAPHIC OMITTED]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PALLET MANAGEMENT SYSTEMS, INC.

Date:  April 10, 2002               By:    /s/ Marc S. Steinberg
                                           ---------------------
                                           Marc S.  Steinberg,  Vice President
                                           and Chief Financial Officer