Form 10-Q
period 2002-03-30
PALLET MANAGEMENT SYSTEMS INC
filed 2002-05-14
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                                 March 30, 2002

                        Commission File Number 000-24405

                         PALLET MANAGEMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                         59-2197020
        ----------                                      -----------
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

Yes   X          No
    ----           ----

On May 14, 2002, the Registrant had outstanding 4,187,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 30,       June 30,
                                                                                2002           2001
                                                                           ------------    ------------
                                                                            (unaudited)
ASSETS
CURRENT ASSETS
             Cash                                                          $     13,385    $    232,635
             Accounts receivable - trade, net of allowance
                  for doubtful accounts                                    $  1,636,982    $  4,614,612
             Inventories                                                   $  2,930,187    $  2,041,489
             Other  Current Assets                                         $    305,582    $    258,858
                                                                           ------------    ------------

                              Total current assets                         $  4,886,136    $  7,147,594
                                                                           ------------    ------------
             Property and equipment - net of accumulated
                  depreciation                                             $  5,254,838    $  5,640,355
                                                                           ------------    ------------

OTHER ASSETS                                                               $     92,722    $     91,788
                                                                           ------------    ------------

                              Total assets                                 $ 10,233,696    $ 12,879,737
                                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
             Current maturities of long-term debt                          $  4,882,144    $    420,344
             Current portion of capital lease obligations                  $    140,766    $    111,762
             Accounts payable                                              $  1,553,523    $  3,039,566
             Accrued liabilities                                           $    786,705    $    509,952
                                                                           ------------    ------------
                              Total current liabilities                    $  7,363,138    $  4,081,624
                                                                           ------------    ------------

LONG-TERM DEBT
             Long-term debt                                                $    135,400    $  5,420,261
             Capital lease obligations                                     $    167,893    $    156,402
                                                                           ------------    ------------

                              Total long-term liabilities                  $    303,293    $  5,576,663
                                                                           ------------    ------------

                              Total liabilities                            $  7,666,431    $  9,658,287
                                                                           ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par
             Value;  no shares issued and outstanding
             Common stock, authorized 10,000,000 shares at
             $.001 par value; issued and outstanding 4,187,612
             shares at March 30, 2002 and 4,065,612
             June 30, 2001                                                 $      4,188    $      4,066
  Additional paid in capital                                               $  7,148,592    $  7,269,556
  Accumulated deficit                                                      $ (4,447,515)   $ (3,776,172)
  Notes receivable from stockholders                                       $   (138,000)   $   (276,000)
                                                                           ------------    ------------
                              Total stockholders' equity                   $  2,567,265    $  3,221,450
                                                                           ------------    ------------

                              Total liabilities and stockholders' equity   $ 10,233,696    $ 12,879,737
                                                                           ------------    ------------

The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           13 Weeks Ended                 39 Wks Ended         40 Wks Ended
                                                  March 30, 2002      March 31, 2001      March 30, 2002       March 31, 2001
                                                  --------------      --------------      --------------       --------------
Net sales                                          $  8,691,034        $ 12,374,407        $ 37,385,667        $ 53,457,722

Cost of goods sold                                 $  8,223,874        $ 11,593,615        $ 35,193,999        $ 49,833,376
                                                   ------------        ------------        ------------        ------------

Gross profit                                       $    467,160        $    780,792        $  2,191,668        $  3,624,346
                                                   ------------        ------------        ------------        ------------

Selling, general and administrative expense        $    856,369        $    802,917        $  2,556,758        $  3,005,820
                                                   ------------        ------------        ------------        ------------

Operating profit (loss)                            $   (389,209)       $    (22,125)       $   (365,090)       $    618,526
                                                   ------------        ------------        ------------        ------------

Other income (expense)
             Other income (expense)                $      7,525        $     29,717        $    (13,050)       $     (9,918)
             Interest expense                      $    (87,564)       $ (111,981))        $   (293,202)       $   (401,955)
                                                   ------------        ------------        ------------        ------------

             Total other income (expense)          $    (80,039)       $    (82,264)       $   (306,253)       $   (411,873)
                                                   ------------        ------------        ------------        ------------

Income (loss) before income tax expense            $   (469,248)       $   (104,389)       $   (671,343)       $    206,653

Income tax expense (benefit)                       $         --        $         --        $         --        $         --

Net income (loss)                                  $   (469,248)       $   (104,389)       $   (671,343)       $    206,653
                                                   ------------        ------------        ------------        ------------
Net earnings (loss) per common share               $      (0.11)       $      (0.03)       $      (0.16)       $       0.05

Diluted earnings (loss) per common share                      *                   *                   *        $       0.05


* exercise of warrants and options would be anti-dilutive


The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                              39 Wks Ended      40 Wks Ended
                                                                             March 30, 2002     March 31, 2001
                                                                             --------------     --------------
Cash flows from operating activities:
             Net income (loss)                                                $  (671,343)         $   206,653
                                                                              -----------          -----------
             Adjustments to reconcile net income (loss) to net
             cash provided by/(used in) operating activities:
             Depreciation                                                     $   530,453          $   386,171
             Loss on disposal of assets and investments                       $        --          $    47,040
             Stock Options issued for Services                                $    17,158          $        --
             (Increase) Decrease in operating assets:
                         Accounts receivable                                  $ 2,977,629          $ 1,871,782
                         Inventories                                          $  (888,698)         $   720,291
                         Other assets                                         $   (47,658)         $   813,923

             Increase (Decrease) in operating liabilities:
                         Accounts payable                                     $(1,486,043)         $  (306,274)
                         Accrued liabilities                                  $   496,625          $  (503,041)
                                                                              -----------          -----------
             Net cash provided by/(used in)
                         operating activities                                 $   928,123          $ 3,236,545
                                                                              -----------          -----------
Cash flows from investing activities:
             Other assets                                                     $        --          $        --
             Purchase of fixed assets                                         $  (185,769)         $(1,807,936)
             Proceeds from Disposal of fixed assets                           $    40,834          $        --
                                                                              -----------          -----------

             Net cash used in investing activities                            $  (144,935)         $(1,807,936)
                                                                              -----------          -----------
Cash flows from financing activities:
             Net Borrowings from lenders                                      $        --          $ 1,031,297
             Net Payments of long term debt                                   $(1,002,438)         $(2,830,463)
                                                                              -----------          -----------

             Net cash provided by/(used in) financing activities              $(1,002,438)         $(1,799,166)
                                                                              -----------          -----------

Increase/(Decrease) in cash                                                   $  (219,250)         $  (370,557)
Cash at beginning of period                                                   $   232,635          $   577,052
                                                                              -----------          -----------

Cash at end of period                                                         $    13,385          $   206,495
                                                                              -----------          -----------

The accompanying notes are an integral part of these financial statements

Pallet Management Systems, Inc.
Notes to Financial Statements
March 30, 2002

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated balance sheet as of March 30, 2002, the consolidated statements of operations and cash flows for the thirty-nine week period ended March 30, 2002 and forty week period ended March 31, 2001 and consolidated statements of operations for the thirteen week periods ending March 30, 2002 and March 31, 2001 have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the thirty-nine weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 29, 2002. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-K as of June 30, 2001.

         Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

NOTE 2. DEBT AGREEMENT

         The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. The Company did not pass the Consolidated Tangible Net Worth, the Consolidated Interest Coverage Ratio or the Consolidated Debt Service Coverage Ratio due to the net loss for the thirty-nine weeks ending March 30, 2002 of ($671,000) compared with the net income for the forty weeks ending March 31, 2001 of $207,000. As of March 30, 2002 the Company received waivers for its loan covenants. The waivers were accompanied by a 50 basis point increase to our borrowing rate on all of the loans.

         Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $2,500,000. Interest is paid monthly at the bank's prime rate plus one point five percentage points. Principal is due in April 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At March 30, 2002, the Company had $ 1,220,000 of availability under the revolving agreement.

         The three term loans as of March 30, 2002 were at $1,122,000, $1,322,000 and $ 894,000. These loans are collateralized by substantially all the assets of the Company. The Company has reclassified the debt from LaSalle Business Credit from Long-Term to Short-Term due to the probability that the loan covenants will not be met in the coming twelve months. The Company is continuing to work on its financing needs, as well as focusing on improving operating results to decrease this probability.

NOTE 3. INVENTORIES

Inventories consisted of the following at March 30, 2002:

                          Raw material         $1,071,202
                          Work in process      $  277,317
                          Finished goods       $1,581,668
                                               ----------

                          TOTAL                $2,930,187
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
                                                 39 Weeks Ended   40 Weeks Ended
                                                     March 30         March 31
                                                       2002            2001
                                                      -----           -----
       Basic earnings/(loss) per common share:
       Net income/(loss)                             ($  671)         $   207

       Weighted average common shares
           outstanding for the period                  4,110            4,065

       Basic earnings per share of
           common stock                              ($ 0.16)         $  0.05

       Diluted earnings/(loss) per common share:
       Net income/(loss)                             ($  671)         $   207

       Weighted average common shares
          outstanding for the period                   4,110            4,065

       Increase in shares which would
           result from exercise of stock options           *              256

       Weighted average common shares,
          assuming conversion of the above
          securities                                       *            4,321

       Diluted earnings/(loss) per share of
          common stock                                     *          $  0.05

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

         The Company's Board of Directors terminated the employment of Mr. Zachary Richardson as President of the Company effective March 15, 2002. Prior to the date of termination, Mr. Richardson notified the Company in writing that he would consider any such termination to be a breach of his Employment Agreement and that the Company would owe him approximately $675,000. The Company disagrees with Mr. Richardson's contention and would defend vigorously against any claim brought by Mr. Richardson in this regard.

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

NOTE 10. MANAGEMENT CHANGES

         In March 2002, the Company's Board of Directors appointed Robert L. Steiler as the interim leader of the company's executive management after terminating the employment of Zachary M. Richardson as President. The Board of Directors appointed a special committee from its members to conduct a search for a new President of the Company. Mr. Steiler has been a Director of the Company since April 2000 and was a business consultant to the Company from February 2000 to June 2001.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Form 10-K for the year ended June 30, 2001. The financial statements in this Report reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week and thirty-nine-week periods ended March 30, 2002 and for the thirteen-week and forty week periods ended March 31, 2001.

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

Critical Accounting Policy
--------------------------

         Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net earnings and earnings per share have been made in accordance with SFAS 123.

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

         The Company has two lines of revenue, manufacturing and services:

         Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has had multi-year contracts to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company is currently operating two manufacturing facilities, which currently produce CHEP pallets; Bolingbrook, Illinois and Plainfield, Indiana. In Rogersville, Alabama, our contract expired on September 7th, 2001 and the Company has ceased operations in that facility. In Bolingbrook, Illinois, our contract expired on April 30th, 2002 and in Plainfield, Indiana, our contract expires on March 1, 2003. The Company is considering closing the Bolingbrook, Illinois facility before the end of this fiscal year and is currently winding down operations.

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

Thirteen Weeks Ended March 30, 2002 compared to Thirteen Weeks Ended
--------------------------------------------------------------------
March 31, 2001
--------------

         For the thirteen-week period ended March 30, 2002, net sales decreased 30% to $ 8,691,000 from $ 12,374,000 for the comparable fiscal year 2001 period. This decrease is primarily due to the second quarter closing of our Alabama facility whose sales were reduced $ 2,275,000 from the comparable period in fiscal year 2001, as well as reduced demand for niche pallets from the Lawrenceville, Virginia facility.

         During the thirteen-week period ended March 30, 2002, manufacturing sales decreased 32% to $ 8,226,000 from $ 12,011,000. The decrease in manufacturing sales was primarily due to the reduction of orders received from our major customer at our Alabama and Illinois facilities, as well as a general slow down of orders received in the niche pallet sales at the Lawrenceville, Virginia location. The Alabama facility was closed in September 2001 and generated no sales during the thirteen week period ending March 30, 2002 as compared to $2,275,000 in the comparable period from fiscal year 2001. The Illinois facility remained with low demand from our major customer and generated $ 507,000 in fewer sales during the thirteen-week period ending March 30, 2002 from the comparable period from fiscal year 2001. The Lawrenceville, Virginia location continued to show soft demand for the niche pallets, as sales were down $816,000 from the comparable thirteen-week period in the prior year.

         Service sales increased by 28% to $ 465,000 from $ 363,000. This increase in service sales is primarily due to our key customer placing steady orders throughout the thirteen-week period ending March 30, 2002 compared with the decline in orders during March 2001 made at the Petersburg, Virginia facility.

         Pallet Management had a 7% increase in its selling, general and administrative expenses from $ 803,000 to $ 856,000 for the thirteen week period ended March 30, 2002 when compared to the thirteen week period ended March 31, 2001. The increase in selling, general and administrative expenses is primarily due to the addition of salespersons not on board during the prior fiscal year, which is offset by the reduction of consulting expense over the comparable thirteen week period from fiscal year 2001. Full time employees were hired to handle the workload that consultants previously provided causing a reduction to expenses. The sales team was expanded during the first twenty-six weeks of the fiscal year to six salespersons. In an effort to gain further cost control, the Company consolidated the sales department with new business development and reduced its staffing by the end of the thirteen week period to four salespersons.

         A loss of ($ 469,000) or ($.11) per share was realized during this thirteen-week period ended March 30, 2002 compared to a loss of ($ 104,000) or ($.03) per share recorded for the thirteen-week period last fiscal year. The primary reasons for the loss was due to the low demand from our main customer in our Alabama, Illinois and Indiana facilities whose sales were off $ 2,969,000 for the thirteen week period ending March 30, 2002 from the comparable thirteen week period in the prior quarter. Additionally, we continued to see lower than expected demand for our niche pallets from our Lawrenceville, Virginia facility as our newly hired salespersons began bringing in new accounts. Pallet Management anticipates that the fourth quarter demand from our largest customer will remain slow, and that our niche pallet and service sales will begin to see some growth over the third quarter levels. We have continued cost control measures and are operating under strict budget guidelines and reduced staffing to reduce the impact to income that these reduced demands may cause.

Thirty-nine Weeks Ended March 30, 2002 compared to Forty Weeks Ended
--------------------------------------------------------------------
March 31, 2001
--------------

         For the thirty-nine week period ended March 30, 2002, net sales decreased 30% to $ 53,458,000 from $ 37,386,000 for the forty-week period ended March 31, 2001. This decrease is primarily due to the reduction in orders from our Alabama facility, which was closed in September 2001. For the thirty-nine week period ending March 30, 2002, the Alabama sales decreased to $ 1,274,000 from $ 11,832,000 for the forty-week period ending March 31, 2001, an 89% reduction. Additionally, manufacturing sales from the Lawrenceville, Virginia plant for the thirty-nine week period ending March 30, 2002 decreased to $4,372,000 from $7,401,000 for the forty-week period ending March 31, 2001, a 41% reduction. This decreased has been due to soft demand from our customer base starting in January 2001 and not returning during the fall season as many of our large customers faced economic and cost cutting issues within their own businesses.

         During the thirty-nine-week period ended March 30, 2002, manufacturing sales decreased 31% to $ 36,042,000 from $ 51,997,000 for the forty-week period ended March 31, 2001. The decrease in manufacturing sales was primarily due to the Alabama facility closing as described above, as well as reduced orders from our Illinois facility as our primary customer changed its ordering to a just in time philosophy and reduced its overall demand. The Illinois facility had reduced sales over the prior year by $ 2,831,000. In addition to the above, we have not increased our niche/specialty pallet sales from our Lawrenceville, Virginia facility. That facility showed fewer sales over the prior year by $3,029,000 caused by a softening market as our customers look to hold down costs and reduce expenditures.

         Service sales decreased by 8% to $ 1,343,000 from the $ 1,461,000 recorded for the forty-week period ended March 31, 2001. The decrease in services is primarily due to the reduction of repair services made at the Petersburg, Virginia facility as a result of reduced demand during the first twenty-six weeks of our fiscal year from the comparable twenty-seven weeks of the prior fiscal year from the facility's key customer.

         We experienced a 15% decrease in selling, general and administrative expenses from $ 3,006,000 to $ 2,557,000 for the thirty-nine-week period ended March 30, 2002 when compared to the forty-week period ended March 31, 2001. The decrease in selling, general and administrative expenses is primarily due to the reduction of consulting expense. The consulting expense reduction was made as we currently have full time employees handling the workload that consultants previously provided, causing a reduction to overall expenses by approximately $250,000. Selling, general and administrative expenses were also reduced by the initiative of the company to hold down costs for travel, telephone and legal expenses. Additionally, we had increased premiums for our insurance in fiscal year 2001, which were favorably re-negotiated for fiscal year 2002 and have generated a savings in excess of $ 100,000.

         A net loss of ($ 671,000) or ($ 0.16) per share was recorded during this thirty-nine week period ended March 30, 2002 compared to a net income of $207,000 or $0.05 per share recorded for the forty week period ended March 31, 2001. During the forty-week period ended March 31, 2001 we had consistent sales from our key customer and had begun to see a decline in our niche pallet customer base. During the thirty-nine week period ended March 30, 2002 we continued to see our niche pallet sales decline and, additionally, started to see low demand levels from our key customer. Our Alabama facility was closed and demand from our Illinois facility was further reduced. Between the Alabama and Illinois facility, which services our key customer, we saw reduced sales of approximately $ 13,389,000.

         The Company began cost cutting measures in November 2001 in anticipation of reduced demand. The demand dropped below expectations, as March 2002 saw no increase in orders. The Company began a direct mailing campaign to generate more sales. The Company will focus on sales and marketing as we complete our fiscal year under a continued reduced demand from our key customer. The Company is currently looking for a tenant for its Illinois facility and anticipates closing this facility within the next quarter. We have continued cost control measures and are operating under strict budget guidelines and reduced staffing to reduce the impact to income that the reduced demand may cause.

Liquidity and Capital Resources
-------------------------------

         Pallet Management Systems had $13,000 cash on hand at March 30, 2002, versus $233,000 at the beginning of the fiscal year. The decrease in cash is primarily attributed to the year to date net loss and the build of inventory which was done in anticipation of increased March 2002 demand from our key customer which did not occur, as well as the timing of our payables and receivables. The cash used in financing activities is primarily due to repayments on the revolver and term loans to LaSalle Business Credit ($1,002,000). Net cash provided by operating activities of $ 775,000 is primarily due to a decrease in our accounts receivables balance of $ 2,978,000 due to the lower balance associated with our primary customer in March 2002 as compared with June 2001 primarily caused by the Alabama facility closing and the reduced order rate.

         The Company believes that existing cash on hand, cash provided by future operations including PalletNetTM services, and additional available borrowings under its current line of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for the remainder of this fiscal year. The Company's net working capital is at a negative ($3,136,000) due to the Company reclassifying the debt from LaSalle Business Credit from Long-Term to Short-Term. This is due to the probability that the loan covenants will not be met in the coming twelve months. The Company is continuing to work on its financing needs, as well as focusing on improving operating results to decrease this probability.

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

         The Company's Board of Directors terminated the employment of Mr. Zachary Richardson as President of the Company effective March 15, 2002. Prior to the date of termination, Mr. Richardson notified the Company in writing that he would consider any such termination to be a breach of his Employment Agreement and that the Company would owe him approximately $675,000. The Company disagrees with Mr. Richardson's contention and would defend vigorously against any claim brought by Mr. Richardson in this regard.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PALLET MANAGEMENT SYSTEMS, INC.


Dated:   May 14, 2002                By:  /s/ John C. Lucy III
                                        --------------------------------
                                      John C. Lucy III, Chief Executive Officer


Dated:   May 14, 2002                By:  /s/ Marc S.  Steinberg
                                        ---------------------------------
                                      Marc S.  Steinberg,  Chief  Financial
                                      Officer,  Vice President, Treasurer and
                                      Secretary