Form 10-K
period 2002-06-29
PALLET MANAGEMENT SYSTEMS INC
filed 2002-10-11
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 2002


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

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $ 551,378 based on the closing price of $ 0.23 per share as of September 27, 2002.

         As of September 27, 2002, there were 3,996,612 shares of the registrant's common stock outstanding.

         Documents Incorporated By Reference:

         None.

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

Item 1.          Business........................................................................................1

Item 2.          Properties.....................................................................................10

Item 3.          Legal Proceedings..............................................................................11

Item 4.          Submission of Matters to a Vote of Security Holders............................................11

PART II          ...............................................................................................12

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters..........................12

Item 6.          Selected Financial Data........................................................................13

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operation...........14

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.....................................27

Item 8.          Financial Statements and Supplementary Data....................................................27

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...........27

PART III         ...............................................................................................28

Item 10.         Directors and Executive Officers of Registrant.................................................28

Item 11.         Executive Compensation.........................................................................30

Item 12.         Security Ownership of Certain Beneficial Owners and Management.................................38

Item 13.         Certain Relationships and Related Transactions.................................................40

PART IV          ...............................................................................................41

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................41

                          FORWARD-LOOKING STATEMENTS

         Pallet Management Systems, Inc. ("Pallet Management," or the "Company") cautions readers that certain important factors may affect Pallet Management's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of Pallet Management. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Pallet Management is also subject to risks detailed in "Risk Factors" (included in Item 6, as well as elsewhere herein) or detailed from time to time in Pallet Management's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS
         --------

INTRODUCTION

         Pallet Management is the first pallet company in the United States to become publicly traded in the estimated $6 billion pallet industry. The Company is a leader in total solutions for pallet and other transport packaging requirements and offers a wide variety of products and services, from pallet manufacturing, to reverse distribution of transport packaging assets. The primary users of Pallet Management's services are companies from various industries, including steel and metal, chemical and fluid, paper and fiber, furniture, beverage and printing.

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

         A significant portion of Pallet Management's current business is the sale of pallets and services to CHEP, which is part of the international CHEP organization that manages the world's largest pallet rental pool. CHEP service spans 41 countries across six continents controlling more than 180 million pallets and 35 million containers, primarily focused on the retail, grocery and automotive industries.

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

         In order to fulfill the increasing demand for transport packaging management services, Pallet Management plans to expand its service offerings and its network of facilities by opening company-owned facilities as well as entering into affiliations with other pallet and logistics companies in strategic locations. These additional locations will provide local retrieval, repair, sortation, storage and recycling services for Pallet Management's national customers. Pallet Management also plans to be able to accelerate its internal growth by marketing expanded value-added information services to new and existing customers using PalletNetTM, its proprietary software application process for the tracking and management of transport packaging assets.

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

         Pallets come in a wide range of shapes and sizes. Although pallets are primarily made of wood, they may also be made from steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. It is estimated by industry sources that there are over seven pallets for each person in the United States, and Pallet Management believes that there are over 1,000 different sizes and specifications of pallets used in North America.

         According to a survey conducted in 2001 by the National Wooden Pallet and Container Association ("NWPCA"), 91% of pallet users reported using wood pallets, with just 5% or less using plastic, a combination of wood and plastic, or other material. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

         In addition, the grocery industry, which accounts for approximately one-third of the all new pallets produced in the United States, uses a standard size 48 x 40-inch pallet referred to as a GMA pallet. Other industries also utilize unique specifications that are appropriate for their particular needs.

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

         Based on information supplied by industry sources, Pallet Management estimates that the U.S. pallet industry currently generates revenues of approximately $6 billion, and it is served by approximately 3,600 companies, most of which are small, privately held entities. These companies are generally operating in only one location and serving customers within a limited geographic region. The industry is generally composed of companies that manufacture new pallets and companies that repair and recycle pallets. The U.S. Forest Service estimated last year that 475 million new wood pallets are produced annually, 300 million wood pallets are repaired and sent back into circulation, and 175 million wood pallets are sent to landfills.

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

Third-Party Logistics Industry

         As manufacturers and retailers continue to drive down the costs of distribution, they will continue to look to third party logistics companies to handle supply chain systems. It is estimated that about 7%, or approximately $40 billion, of relevant logistic costs are currently managed by third party logistics companies. Within the next three to five years, this sector could capture 10% to 15% of the available market. Third party logistics companies include outsourcing companies that manage portions of a company's supply chain. Outsourcing supply chain management gives companies a competitive edge and drives profitability up. The third party logistics industry is expected to experience an annual growth rate of about 20%, driven primarily by the continued outsourcing of specific supply chain logistics functions. Management believes that this industry will eventually be ready for consolidation, as customers will want third-party logistic companies to increase their scope of service offerings on a global level.

         "Reverse Distribution" is the opposite of direct distribution; it is moving products back up the supply chain to the original manufacturer. As a sub-industry of the logistics industry, it is estimated to have grown in the United States to over $7.7 billion in 2000 from $4.6 billion in 1997. It is rapidly growing and becoming more diverse and complex as its importance to the supply chain becomes more evident. The increasing importance of Reverse Distribution in the marketplace is a key factor in the dramatic changes taking place in the pallet industry.

         Until recently, pallet manufacturers were focused on producing the cheapest pallet for their customers, who considered their packaging material an expense. Manufacturers and distributors are now discovering that the lowest cost per trip (the ultimate goal) for their packaging material is often realized when high quality packaging is utilized and subsequently returned for re-use in a reverse distribution system. Viewing packaging material as an asset instead of an expense requires a reverse distribution system to return packaging assets. Pallet Management is aggressively pursuing this market as a specialist in reverse distribution for reusable transport packaging.

GROWTH STRATEGY

         Pallet Management's goal is to become a leading national provider of pallets and related transport packaging services by continuing to expand its existing operations and seeking strategic acquisitions. Pallet Management believes that a significant market opportunity exists for a company that can consistently offer high-quality pallets and related value-added services to large pallet users in the U.S. Pallet Management believes that its management's experience, industry reputation, and existing customer base will provide the Company with a significant competitive advantage as it pursues its growth strategy. Elements of its strategy include:

         o        CHEP
         o        Specially Engineered Platforms - Niche Market Manufacturing
         o        Reverse Distribution Services
         o        Acquisitions
         o        Aggressive Marketing

CHEP

         CHEP markets to the grocery, retail, and automotive industries, where large volumes of standard size pallets can be contained in a closed loop-system. Based on published information, CHEP has a market share of 88% of all leased pallets worldwide and dominates 90% of the markets in which they operate. They are by far the largest participant in the U.S. pallet industry and do not have a significant pallet-pooling competitor.

         They rent high quality, standardized, and easily identifiable (all of their pallets are painted blue) 48" by 40" wooden pallets, primarily for use by grocery and consumer product manufacturers and distributors. CHEP pallets are manufactured to strict specifications by vendors, including Pallet Management, that have been selected based on their ability to provide large volumes of high quality pallets in a timely manner.

         The Company entered into a series of multi-year manufacturing agreements with CHEP to produce specially engineered grocery pallets in strategic locations during a period when they experienced significant growth. Pallet Management opened manufacturing facilities in Rogersville, Alabama, in September 1998, Bolingbrook, Illinois, near Chicago, in April 1999, and Plainfield, Indiana, near Indianapolis, in August 1999. Pallet Management has invested over $4.2 million in "state-of the art" pallet manufacturing equipment for these facilities, including a new $1.5 million "Vanderloo" nailing machine system custom made for Pallet Management in Holland and installed at the Company's Plainfield, Indiana facility.

         The Alabama and Illinois contracts were completed in September 2001 and April 2002. The Company consolidated most of the equipment into the Indiana facility. The Indiana contract is scheduled to end on March 1st, 2003 and the Company is currently in negotiations to extend this contract. Should the Indiana contract not be extended, the Company may not be able to meet current cash needs and may not be profitable.

         In addition to pallet manufacturing, Pallet Management also offers to CHEP Reverse Distribution Services. Pallet Management has a facility which sorts, repairs, warehouses and returns pallets to the CHEP pallet pool.

         Pallet Management has had a business relationship with CHEP for over ten years and they are expected to be Pallet Management's largest customer for the next several years, during which Pallet Management will support their continued growth. While Pallet Management is continuously developing this relationship, it is also continuing to aggressively pursue other areas of growth.

Specially Engineered Platforms - Niche Market Manufacturing

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

         Niche market pallets are uniquely engineered to transport a specific product and are not universally used like the standard GMA pallet. Examples of niche pallets Pallet Management builds include those for the metals and fibers industries. These types of pallets are specially engineered by Pallet Management using PDS (Pallet Design System), a system developed by Virginia Tech's Pallet Laboratory in conjunction with the NWPCA.

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

Reverse Distribution Services

         As large manufacturers have focused more of their attention on reducing distribution costs, Pallet Management has expanded the marketing of its Reverse Distribution services. Reverse Distribution includes the systematic retrieval, sortation, repair, warehouse and return of pallets and other packaging material that creates closed-loop return systems between manufacturers, their customers, and their vendors. Pallet Management's customers own the pallets or containers that are loaded with their products for transport. Large manufacturing companies often make sizable investments in specially engineered and heavy-duty pallets. Pallet Management can recover, sort, repair, warehouse and return a niche pallet to a customer for significantly less than the cost of a new pallet, thereby eliminating or reducing some of its customers' distribution expenses. At the same time, Pallet Management generates greater margins than when a new pallet is built. The key to successfully implementing a large-scale Reverse Distribution program is to have an integrated network that encompasses information, retrieval, and logistics capabilities. Pallet Management is actively seeking strategic relationships to more fully develop its nationwide Reverse Distribution network.

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

         During the fiscal year 2000, the Company launched PalletNetTM, a web-based tracking and information system that manages the flow of pallets and other shipping platforms and containers throughout industrial supply chains. As part of the Company's strategy to use the Internet to enhance customer service, PalletNet provides Reverse Distribution information with a single source national contact. This service is supported by leading edge technology that enables users to improve asset control and reduce cost and waste from their supply chain.

         PalletNetTM is a browser-based user interface combined with multiple levels of security management, which delivers safe and unlimited access to customers. Customers can view exactly where their shipping platforms and containers are in their supply chain at any given moment. The system, designed to be easily customizable, also offers a full range of personalization options, so each company can configure PalletNetTM to their specific operations. In addition, PalletNetTM has the capacity to use bar codes and integrate radio frequency identification ("RFID") tags to track individual pallets and the equipment transported on them.

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

         Pallet Management utilizes sawing equipment, which cuts large wood sections to specification. The Company also purchases a vast quantity of pre-cut lumber from outside vendors for pallet manufacturing. The cut wood is then transported to assembly points where employees load the stringers ("runners") or blocks and deck boards into nailing machines that nail the pallets together. A typical nailing machine produces 1,500 - 2,000 pallets per 8-hour shift with three to ten employees. After construction is completed, pallets are prepared for shipment or storage.

         All the high volume CHEP pallets and most of the lower volume specially engineered niche pallets are manufactured on automated nailing machines. More customized or smaller niche pallet orders may be manufactured by hand on assembly tables utilizing two laborers with pneumatic nailers. Pallet Management typically manufactures pallets upon receipt of customer orders and does not generally maintain significant finished goods inventory.

         Services. Reducing the cost of product distribution in the supply chain is the focus of Pallet Management's value-added services. Retrieval, sortation, repair, warehouse and return services enable customers to better utilize their packaging assets. Besides being environmentally friendly, a properly repaired used pallet will provide a customer significant savings over having to buy a new pallet.

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

         Other Products and Services. Pallet Management functions as a wholesale distributor of other returnable transport packaging such as plastic and metal pallets, collapsible plastic bulk boxes, wood, plastic, and metal slave pallets, wooden boxes and crates, and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

MARKETING AND DISTRIBUTION

         Pallet Management uses its internal sales force in marketing its products and services. With services being the primary focus of all marketing efforts, Pallet Management seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of services and products.

         Pallet Management has many customers that are Fortune 1000 companies, including Honeywell, DuPont, IAMS, Mitsubishi, Owens Corning and Scotts Company, as well as various governmental agencies.

         During the fiscal year ended June 29, 2002 CHEP accounted for approximately 86% of Pallet Management's revenues, the same percentage for fiscal year 2001. No other single customer accounted for 10% or more of Pallet Management's revenues. The Company's depot/repair agreement with CHEP is not finalized for fiscal year 2003 and it is anticipated that CHEP will ask that the Company cease doing repair work, which has continued without a contract, at the Petersburg, Virginia location by January 1st, 2003. Manufacturing contracts may be on a multi-year basis and have varying minimum pallet purchase requirements. The CHEP contract prohibits Pallet Management from engaging the corresponding facility to compete with CHEP during the term of the agreement and for up to three years thereafter in the pallet leasing business and from repairing pallets for other pallet leasing companies.

SUPPLIERS

         Pallet Management believes that there is an adequate supply of raw material components for pallet production. The primary raw materials are hardwood, softwood, used lumber, used pallets and nails. Pallet Management has several principal suppliers, which are rotated depending on availability. During the fiscal year ended June 29, 2002, Pallet Management purchased lumber and plywood from over 50 vendors. The three largest suppliers accounted for approximately 18.4%, 17.9% and 8.1 % of the lumber purchases, as compared to 29%, 22% and 5% for fiscal year 2001. During the fiscal year ended June 29, 2002, Pallet Management purchased approximately 4% of its lumber from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is consistent with the 4% from fiscal year 2001, at prices comparable to vendors other than Clary. Clary is owned by John C. Lucy, Jr., a significant shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet Management's CEO. See Item 13, "Certain Relationships and Related Transactions." Pallet Management does not believe that the loss of any vendor would materially adversely affect its financial condition or results of operations. Pallet Management intends to continue to pursue a strategy of purchasing from alternative sources of lumber.

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

COMPETITION

         Pallet Management believes that the principal competitive factors in the pallet industry are price, product quality, services, and on-time delivery. With over 3,600 industry participants, the pallet manufacturing industry has been and is expected to remain extremely fragmented and highly competitive. While there are several companies that have attempted to establish national pallet operations, most of Pallet Management's competitors are small, privately held companies that operate in only one location and serve customers within a limited geographic region. Pallet Management does not directly compete against many of these companies to a large extent due to its concentration on specialty pallets, which are not made by most of its competitors, although they may at any time attempt to compete directly with Pallet Management. New pallet manufacturers can typically service up to a 300-mile radius, although recyclers typically market within a 100-mile radius. Pallet Management believes that it will have a competitive advantage as it expands its national network of facilities, thus benefiting from economies of scale while interfacing with customers' nationwide distribution systems.

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

         In addition, pallet manufacturing and recycling operations are not highly capital intensive and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets at lower costs than Pallet Management. Other companies with significantly greater capital and other resources than Pallet Management may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, changing the competitive dynamics of the industry. While Pallet Management estimates, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, there can be no assurance that Pallet Management will not face increasing competition from pallets fabricated from non-wooden components in the future. Pallet Management does not believe that non-wooden pallets will be widely used until it is demonstrated that they replicate the strength of wood pallets and until their cost decreases from their current levels, which are well above the cost of similar wood pallets.

EMPLOYEES

         As of June 29, 2002, Pallet Management had 190 employees. This includes production workers who work on new and recycled pallets, clerical personnel, logistical and computer personnel, facility management personnel, regional management personnel, sales force, customer service personnel, administrative personnel, and executive personnel.


ITEM 2.  PROPERTIES
         ----------

         Current Manufacturing and Repair Facilities: Pallet Management currently operates 3 facilities in 2 states:

         Plainfield, Indiana - Manufacturing Plant: This facility opened at 6030 Gateway Dr., Plainfield, Indiana, in August 1999 in a 130,000-sq.-ft. facility with a 5-year lease ending September 2004. As of June 29, 2002 there were 52 people employed at this facility, which manufactures wooden pallets on high-speed automated manufacturing lines.

         Lawrenceville, Virginia - Manufacturing Plant: Located at 10324 Liberty Road, Lawrenceville, Virginia, new pallet manufacturing is performed at this Company-owned facility using automated equipment. This facility's primary production is specifically engineered niche pallets and cutting lumber to size for pallet production at this facility and shipment to other company facilities. In addition, pallet recycling and repair services are performed at this location, which has 60,000 sq. ft. of manufacturing buildings located on 70 acres, a 3,000-sq.-ft. office building and employed 100 people as of June 29, 2002.

         Petersburg, Virginia - Repair Depot: Located at 1925 Puddledock Road, Petersburg, Virginia, this facility processes, repairs, and stores all types of pallets. It contains a 40,000-sq.-ft. warehouse on eight acres owned by the Company. As of June 29, 2002 there were 23 people employed at this facility, which contains "state of the art" automated sorting and repair equipment.

         Corporate and Regional Offices: Corporate and regional offices are located at the following addresses:

         2855 University Blvd, Suite 510, Coral Springs, Florida - Corporate Headquarters - Five year lease expiring in October 2005.

         2900 Highwoods Blvd., Suite 200, Raleigh, North Carolina - Regional Offices - Three year lease expiring September 2002. This lease was extended by one year until August 31, 2003.

         Former Facilities:

         Bolingbrook, Illinois - Manufacturing Plant: This facility opened in April 1999 at 335 Crossroads Suite B, Bolingbrook, Illinois in a 110,000-sq.-ft. facility. The lease was terminated in August 2002 based on a negotiated buyout of the remaining lease payments for $25,000. The facility employed no people as of June 29, 2002.

         Rogersville, Alabama - Manufacturing Plant: Located at 120 Industrial Park Road, Rogersville, Alabama, this facility opened in September 1998 in a 25,500-sq.-ft. facility. The Company closed this facility in March 2002.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company's Board of Directors terminated the employment of Mr. Zachary Richardson as President of the Company effective March 15, 2002. Mr. Richardson ceased acting on behalf of the Company on January 23, 2002. Prior to the date of termination, Mr. Richardson notified the Company in writing that he would consider any such termination to be a breach of his Employment Agreement and that the Company would owe him approximately $675,000. The Company settled with Mr. Richardson for approximately $54,000 in July 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------

         On May 13, 2002 the Company held its annual meeting of shareholders. At the meeting the Company's shareholders:

         (a) elected six of the seven director nominees (David Davidson, the other nominee, withdrew his name from consideration a few days prior to the meeting and the Board of Directors did not designate a substitute director nominee in his place);
         (b) did not approve the proposed amendments to the Company's 1998 Omnibus Stock Option Plan by a vote of 824,643 for, 703,512 against and 16,235 abstaining; and
         (c) ratified the appointment of Kaufman, Rossin and Co. as the independent auditors by a vote of 3,598,847 for, 5,500 against and 20,935 abstaining.

         The following individuals were elected to the Company's Board of Directors for a one-year term by the votes indicated:

------------------------------------------- ------------------ ---------------
Name                                                Votes For       Authority
                                                                    Withheld
------------------------------------------- ------------------ ---------------
Ira M. Goldberg                                     3,613,582          10,800
------------------------------------------- ------------------ ---------------
Michael D. Karsch                                   3,614,382          10,000
------------------------------------------- ------------------ ---------------
Richard J. Katz                                     3,614,382          10,000
------------------------------------------- ------------------ ---------------
Ronald Shindler                                     3,610,632          13,750
------------------------------------------- ------------------ ---------------
Alan P. Sklar                                       3,613,582          10,000
------------------------------------------- ------------------ ---------------
Robert Steiler                                      3,610,632          13,750
------------------------------------------- ------------------ ---------------

         Mr. Shindler resigned from the Board on July 11, 2002, because of his election to the management committee of the law firm in which he is a partner, which will require a greater time commitment from him. The remaining Directors elected Mr. Steiler as Chairman at that time.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

         Pallet Management's Common Stock is quoted on the OTC Bulletin Board(R) under the symbol PALT. The following table sets forth the average of the high and low bid prices of Pallet Management's Common Stock as reported on the OTC Bulletin Board(R) for each quarter from June 25, 2000 through June 29, 2002. The quotations in the following table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of the Company's securities.

FISCAL 2002
-----------
July 1, 2001 through September 29, 2001                $1.40             $0.73
September 30, 2001 through December 29, 2001           $1.75             $0.35
December 30, 2001 through March 30, 2002               $1.35             $0.35
March 31, 2002 through June 29, 2002                   $0.75             $0.22

FISCAL 2001
-----------
June 25, 2000 through September 30, 2000               $3.875            $2.0625
October 1, 2000 through December 30, 2000              $3.0625           $1.375
December 31, 2000 through March 31, 2001               $3.09375          $1.50
April 1, 2001 through June 30, 2001                    $1.70             $1.02

         As of September 27, 2002, there were 74 holders of record of the Company's Common Stock.

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


RECENT SALES OF UNREGISTERED SECURITIES

         None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                              Number of securities
                                          Number of securities                              remaining available for
                                              to be issued         Weighted - average        future issuance under
                                            upon exercise of        exercise price of      equity compensation plans
                                          outstanding options,    outstanding options,       (excluding securities
Plan Category                             warrants and rights      warrants and rights      reflected in column (a))
-------------                             -------------------      -------------------      ------------------------
                                                  (a)                      (b)                        (c)
Equity compensation
   plans approved by
   security holders                            1,767,505                  $ 1.93                    534,151

Equity compensation
   plans not approved
   by security holders                                --                  $   --                         --

Total                                          1,767,505                  $ 1.93                    534,151


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                                      Fiscal Years Ended

                                                           29-Jun-02        30-Jun-01      24-Jun-00       26-Jun-99      27-Jun-98
                                                           ---------        ---------      ---------       ---------      ---------
Net Sales                                                 $ 47,799,439    $ 72,167,233   $ 62,445,175    $ 38,744,129   $ 23,214,020

Income (loss) from continuing operations                  $ (1,144,424)   $    302,984   $ (2,249,967)   $    537,529   $    191,627

Income (loss) from continuing operations per share        $      (0.28)   $       0.07   $      (0.57)   $       0.15   $       0.12

Total Assets                                              $  9,895,246    $ 12,879,737   $ 13,350,996    $ 10,205,006   $  6,432,589

Long-term debt                                            $    286,393    $  5,576,663   $  5,597,490    $  3,119,578   $  1,128,977

Cash dividends per share                                  $         --    $         --   $         --    $         --   $         --

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------

         Fifty-third Week in Fiscal Year 2001
         ------------------------------------

         Comparisons of fiscal year 2002 to fiscal year 2001 are affected by an additional week of results in fiscal 2001. Because our fiscal year ends on the last Saturday in June, a fifty-third week is added every 5 or 6 years. The fifty-third week increased 2001 net sales by an estimated $1.3 million and net income by an estimated $6 thousand.

         Cautionary Statements
         ---------------------

         The following discussion and analysis should be read in conjunction with Pallet Management's Consolidated Financial Statements and the Notes thereto included in Part II, Item 8 of this Report.

         The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statements other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on a key customer, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other risk factors discussed in this report. See "Risk Factors." Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

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

         With this shift in focus toward services and cost efficiency, we are offering "state of the art" logistical services known as "Reverse Distribution". Reverse Distribution involves maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

         This shift in focus toward supply chain efficiency by our customer base is by far our industry's most dramatic shift in focus and provides the most opportunity for our Company. Driven mainly by economics, reusable packaging in a Reverse Distribution system also has environmental benefits.

         As this market of Reverse Distribution is just starting to be created, the economic advantages to companies that are implementing it are huge. We are working diligently as an industry leader in this area, as the growth potential continues to unfold.

         Reverse logistics, a sub-industry of the logistics industry, is growing rapidly and is estimated to have reached $7.7 billion. The third-party logistics industry is estimated to be in excess of $35 billion and growing rapidly as companies are discovering the benefits of outsourcing their logistical demands.

         The Company has two lines of revenue, manufacturing and services:

         Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has a contract to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool. The Company has one manufacturing facility currently producing CHEP pallets.

         Pallets that are specially engineered to transport a specific product are classified as niche market pallets. Besides CHEP, our company's customer base is primarily composed of customers who require niche pallets. Niche pallets are lower volume and higher margin than CHEP pallets.

         Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood are minimal.

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

         Companies currently discard a large portion of new pallets after one use. The condition and size of these pallets vary greatly. The pallets are retrieved, sorted and repaired as needed, placed in storage and made available for return to service.

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

         As part of the Company's strategy to use the Internet to improve the effectiveness of its service offerings, it developed PalletNetTM, a service brand providing a logistics and information system that manages the flow of shipping platforms and containers throughout industrial supply chains (excluding the grocery industry). PalletNetTM creates a closed loop delivery, recovery and recycling system, which enables customers to treat pallets as assets rather than expendables. The principal services PalletNetTM offers include reverse distribution, single source national contracts, high quality shipping platforms and transport packaging, recovery, repair, recycling and export packaging. These physical activities are supported by leading edge technology that enables users to improve control and reduce cost and waste from the supply chain, while also reducing inventories and enhancing customer satisfaction.

         By coupling PalletNetTM with the Internet, the Company is creating value for the customer through substantially lower costs and improved efficiencies. The PalletNetTM Application is a browser-based user interface combined with three levels of security management which delivers unlimited, safe access to customers who can view exactly where their shipping platforms and containers are in the supply chain at any given moment. The system is also designed to be easily customizable, so each company can configure PalletNetTM to their specific operations. In addition, PalletNetTM has the capacity to use either bar codes or radio frequency identification (RFID) tags to track individual pallets and the equipment transported on them. These new, "state of the art" tracking, logistics and information system capabilities provide customers and Pallet Management the technical support needed to manage an efficient Reverse Distribution operation and valuable transport packaging from any location where Internet access is available.

         The cycle for completing a sale of services is significantly longer than that for selling manufactured pallets. We anticipate that service will become a greater percent of net sales as we progress in our marketing and sales effort within this area.

Discussion of fiscal year 2002

         Fiscal year 2002 saw many changes within our Company. Two manufacturing contracts with our largest customer in Alabama and Illinois were not renewed. Compared to fiscal year 2001, the impact of those two contracts within the fiscal year was a reduction in revenue of $20.4 million. The equipment for both of those facilities was moved primarily to our Indiana facility to increase that plant's production capacity for CHEP or other customers. Additionally, the decline in business experienced by our Lawrenceville, Virginia facility, which began in January 2001, continued until February 2002. That decline was caused primarily by general economic conditions and negatively impacted sales during fiscal year 2002 as compared with fiscal year 2001 by $3.4 million.

         During March, the Company terminated its President, who, pursuant to the request of the Company's Board of Directors, had relinquished executive authority on behalf of the Company on January 23, 2002. The Company's Board of Directors at that time appointed Robert Steiler, one of its members, to be the Company's interim leader of its executive management . Numerous cost cutting measures were implemented, and the Company reduced expenditures by over $1,000,000 annually. The Company began an aggressive marketing campaign in March 2002, including a new brochure, media advertising and other marketing materials, and began a direct mail campaign offering incentives to win new customers and bring others more strongly into the fold.

         As the fiscal year came to a close we experienced a continued increase in the order rate into our Virginia facility, as well as strong orders from our largest customer for our Indiana facility

         Our current management team continues to recognize the dependency on a single customer and is taking steps to expand our customer base for niche pallets and PalletNetTM services. We are continuing with an aggressive marketing campaign and are beginning implementation of our PalletNetTM Asset Tracking System.

June 29, 2002 vs. June 30, 2001

         For the year ended June 29, 2002, net sales decreased 34% to $47,799,439 from $72,167,233 for the prior year. This decrease was due mainly to the closings of the Alabama and Illinois facilities, which serviced one main customer. The decrease in sales from these two facilities were $20.4 million in fiscal 2002 as compared with fiscal 2001. Additionally, the decline in business experienced by our Lawrenceville, Virginia facility, which began in January 2001 continued until February 2002. That decline was caused primarily by soft general economic conditions and negatively impacted sales during fiscal year 2002 as compared with fiscal year 2001 by $3.4 million. Sales other than new pallet sales, comprised principally of service, accounted for 3% of net revenues, as opposed to 4% of net revenues the previous year. These sales dropped from approximately $2,047,000 in fiscal year 2001 to approximately $1,887,000 in fiscal year 2001. The decrease is primarily due to a slightly reduced demand from that facility's main customer.

         Cost of sales for 2002 was $44,810,597 or 93.7% of net sales, as compared to $67,035,408 or 92.9% of net sales for 2001. This increase in cost of sales in relation to net sales, is primarily due to the mix in sales and still reflects the more efficient operations that were achieved in production throughout fiscal year 2001. In addition, we continued to focus on cost control as production slowed in two facilities (Alabama in the beginning of the fiscal year and Illinois at the beginning of the third fiscal quarter) and reduced spending. Efficiencies were maintained in the plants by controlling machine down time and improved production planning during periods of reduced demand.

         Selling, general and administrative expenses were $3,681,120 or 7.7% of net sales in 2002, as compared to $4,320,719 or 6.0% of net sales in 2001. This increase is primarily due to decreased sales volume in Alabama and Illinois with a lag in corresponding decreases in costs. Reductions were made in many areas including travel, entertainment, legal and salaries to offset the decrease in revenues, however, we incurred runoff expenses as these operations wound down inclusive of salaries, severance payments and rent/utilities without production and sales. Additionally, the Company has not put its nailing machine from the Alabama facility into service since the latter plant's closure. The nailing machine has not been used in over 12 months and is sitting idle in the Company's Indiana facility. The Company took an impairment write down of $154,740 on this machine as of June 29, 2002. Customers are still being sought for production utilizing this machine, but it appeared unlikely that the asset costs would have been recovered at its then net book value and therefore, the write down was required. Our corporate structure during the year became more streamlined as we reduced headcount to offset the decreased revenues associated with these plant closings.

         Net interest expense decreased to $379,864 in 2002 from $528,078 in 2001. This decrease came as a result of both reductions to the prime interest rate and reductions in our loan amounts. We no longer borrowed against inventories in Alabama and Illinois (plant closings), which reduced our average debt. Additionally, a tight focus on cash management allowed the Company to reduce its net borrowings on an ongoing basis.

         Net losses for 2002 were $1,144,424 compared to a net income of $302,984 in 2001. This difference of over $1.4 million is primarily due to reductions in sales from our Alabama and Illinois plants which closed during fiscal year 2002. The reduction in gross sales from those two facilities totaled $20.4 million. The Company also saw declining sales out of the Lawrenceville, Virginia facility by $3.4 million from the prior year due to poor economic conditions. The Company reacted to the facility closures by reducing costs in the second half of the year. The impact of those reductions will not be felt until fiscal year 2003 due to the timing of those reductions as some included run-off costs through May and June (severance payments, rent, and contractual obligations).

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

         Selling, general and administrative expenses were $4,320,719 or 6.0% of net sales in 2001, as compared to $4,899,091 or 7.8% of net sales in 2000. This decrease is primarily due to increased sales volume and cost control. Reductions were made in many areas including travel, entertainment and legal expenses and salaries. Our corporate structure during the year became more streamlined as we set our management team in place and focused on putting controls in place while developing new sales opportunities.

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

         The month of May saw the largest increase to pine lumber prices in recent history of nearly 30% and contributed greatly to losses during that month as we could not pass this cost increase on to our customers. We continued to meet our customer demands and worked with our vendors on gaining price reductions to counteract the May pine lumber price increases seen in May so that our profitability for June would be maximized. During the course of this fiscal year, we reorganized the business structure of the company by creating distinct departments, which had clear lines of responsibility and authority. We also hired a completely new senior management team. During the transition of reorganizing, we relied upon outside consultants to fill some senior management positions until the new management team was in place. Consultants were utilized primarily for manufacturing operations, human resources, marketing, materials, systems and logistics. The company expects to reduce expenditures on consultants materially during fiscal year 2002. The total expenditures made during the course of fiscal year 2001 for these consultants were $515,000.

Liquidity and Capital Resources

         We had $72,561 of cash on hand at June 29, 2002, compared to $232,635 at the beginning of fiscal year 2002. Net cash provided from operating activities was $845,014 for the year. We decreased our account receivables by approximately $1,086,000 and our inventories by approximately $943,000 during the fiscal year. The account receivables decreased as a result of improved collections, and the reduction of sales due to two plant closings in fiscal year ending June 2002. The inventories were reduced primarily due to the two plant closings and the effort to reduce our on-hand balances and increase our turns to generate effective uses of cash.

         Our debt servicing with LaSalle Business Credit, Inc. remained consistent with prior years. We both reduced our loan principal with timely payments and continued to reduce our revolving loan down. We decreased our borrowings from LaSalle Business Credit, Inc. by $ 799,500 during the fiscal year ended June 29, 2002. This decrease was made up of a reduced revolver borrowing base (plant closings) of $211,500 plus principal payments on our term and real estate loans of $588,000.

         In the first, third and fourth quarters of fiscal 2002, the Company did not meet its covenants with LaSalle Business Credit, Inc. Although LaSalle Business Credit, Inc., gave us waivers, it also increased our borrowing interest rate to prime plus 2%. Due to the Company's performance in the fourth quarter of fiscal 2002, it is likely that the reset covenants would be met by the end of the first quarter in fiscal 2003. The Company is working with LaSalle Business Credit, Inc., to adjust the covenants; however, it can not be ascertained how LaSalle Business Credit, Inc. will react covenant violations in the future.

         Pallet Management intends to pursue expansion and acquisition plans, which may include the opening of additional facilities as well as the acquisition of additional facilities or companies. The success and timing of any such plans and required capital expenditures for them cannot be reasonably estimated at this time and the Company has no current arrangements with respect to any such acquisition or expansion. Funding for these plans and for ongoing operations could be a combination of issuance of additional equity, working capital, additional borrowings, and profits from operations. Pallet Management cannot make any assurances that such funding would become available for such plans.

         Management believes that existing cash on hand, cash provided by future operations and services, additional borrowings under its current line of credit, and a negative net working capital of $2,636,000 as of June 29, 2002, may not be sufficient to finance its operations, expected working capital and capital expenditure requirements for the next twelve months. To have sufficient capital, an increase in the order rate in the Lawrenceville, Virginia operation needs to occur at a level twice that experienced in fiscal 2002, and continued, consistent ordering, with or without a contract renewal/extension with CHEP, needs to happen from them. If this does not occur, the Company may not be able to meet its obligations without additional financing during fiscal year 2003.

RISK FACTORS

LIMITED HISTORY OF PROFITABLE OPERATIONS

         The Company reported a net loss of $1,144,424 for the fiscal year ended June 29, 2002, a net income of $302,984 for the fiscal year ended June 30, 2001, a net loss of $2,249,967 for the fiscal year ended June 24, 2000, a net income of $537,529 for the fiscal year ended June 26, 1999, and a net income of $191,627 for the fiscal year ended June 27, 1998. The Company cannot guarantee that it will be profitable or that it will sustain growth. The Company cannot guarantee that it will sustain or increase profitability on a quarterly or annual basis in the future.

DEPENDENCE ON KEY CUSTOMER

         The Company currently depends on CHEP for a material portion of its business. During the fiscal year ended June 29, 2002 and for the fiscal year ended June 30, 2001, approximately 86% of the Company's revenues and a significant percentage of its growth were attributable to CHEP. The Company expects that the revenues from CHEP may account for up to 80% of its revenues and will continue to be a material portion of its business for the next fiscal year until the Company can diversify its customer base. In addition, CHEP is the predominant customer of certain of the Company's facilities. If CHEP were to materially decrease its purchase of pallets from the Company, the Company's financial condition and results of operations would be materially adversely affected. The Company has an agreement with CHEP for its Plainfield, Indiana facility to perform CHEP pallet manufacturing. The repair and depot services provided out of the Petersburg, Virginia facility are not under contract and could end with 120 day notice, although this would not significantly impact the profitability of the Company. The Company has been notified by CHEP that the existing Indiana agreement will not be renewed on March 1, 2003. The Company is currently negotiating a new agreement for its Plainfield, Indiana location, but can not guarantee that this contract will be concluded prior to the expiration of the original contract.

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

         The price of lumber has been volatile in recent years due to factors beyond the Company's control, including:

         o        weather and other natural events;
         o        governmental regulation of logging on public lands;
         o        lumber agreements between Canada and the U.S.; and
         o competition from other industries that use similar grades and types of lumber.

         Although the Company typically buys its lumber in the open market, the Company purchased approximately 44% of its lumber from 3 suppliers in fiscal 2002. However, the Company might be unable to purchase adequate lumber supplies to meet its needs. To the extent the Company encounters adverse lumber prices or is unable to procure adequate supplies of lumber, the Company's financial condition and results of operations could be materially adversely affected. The Company purchased approximately 4.2% of its lumber from a related company, Clary Lumber Company, Inc., a North Carolina corporation. See Item 13, "Certain Relationships and Related Transactions."

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

POTENTIAL INCREASE IN DEBT AND INTEREST EXPENSE AND FINANCING

         On March 31, 2000, the Company established a $9,609,000 borrowing facility with LaSalle Business Credit, Inc., of which approximately $4,880,000 was outstanding as of June 29, 2002.

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

         During fiscal year 2002, the Company did not pass the Consolidated Debt Service Coverage Ratio for the thirteen weeks ending September 29, 2001, the Company did not pass the Consolidated Tangible Net Worth, the Consolidated Interest Coverage Ratio or the Consolidated Debt Service Coverage Ratio for the thirty-nine week period ending March 30, 2002 and the Company did not pass the Tangible Net Worth covenant for the period ending June 29, 2002. The Company has received waivers for these covenant violations. LaSalle Business Credit raised our interest rate to prime plus 2% on all of our outstanding loans when the waivers were granted.

         Should the Company not meet its reset covenants for fiscal 2003, LaSalle Business Credit may not renew our loan which comes due in October, 2003 and could seek liquidation of our assets to satisfy our loan if we are unable to secure new financing. If interest rates were raised by 100 basis points, given our outstanding debt, the additional interest expense would be approximately $50,000

POTENTIAL RISKS RELATED TO ACQUISITIONS

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

TRANSACTIONS WITH AFFILIATES

         For fiscal 2002, the Company purchased approximately $1,539,000 or 4%, as compared to $2,455,000 or 4% for fiscal 2001, of its lumber supply from Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management. John C. Lucy, III, Mr. Lucy's son, is Pallet Management's Chief Executive Officer and is also President and a minority shareholder of Clary. The Company closely monitors these transactions and believes that these transactions were, and are, made at prices comparable to vendors other than Clary in the ordinary course of business.

VOLATILITY OF STOCK PRICE

         The trading price of the Company's Common Stock has been, and in the future is expected to be, volatile. The Company may experience further market fluctuations as a result of a number of factors, including:

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

DIFFICULTIES IN OBTAINING NEW SALES

         In the last year, the Company has brought in key personnel to sustain current sales and focus on new sales. New sales will be required to sustain current operations in all of our facilities. Should the Company not be able to obtain adequate new sales we might be unable to:

         o        successfully implement its business and marketing strategy;
         o        generate sufficient cash flow from operations;
         o        manage its costs; and
         o        successfully manage continued growth.

The failure to obtain new sales might have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company materially depends upon the services of the following individuals:

         o        John C. Lucy, III, Chief Executive Officer
         o        Marc Steinberg, Chief Financial Officer, Secretary and
                  Treasurer
         o        Ellen Chambers, Director of Information Technologies

         The Company has a five-year employment agreement with Mr. Lucy that expires October 2003. In addition, the Company currently has Key-man insurance in the amount of $1,000,000 on Mr. Lucy. The Company would be adversely affected by the loss of the services of any of the above-mentioned individuals.

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

VULNERABLE STOCK PRICE

         If the Company's stockholders sell substantial amounts of their Common Stock (including shares issued upon the exercise of outstanding options), the market price of the Company's Common Stock could fall. As of September 27, 2002 the Company had outstanding 3,996,612 shares of Common Stock, of which 3,177,353 shares are freely tradable in the public market, and of which 819,259 shares are "restricted securities" under the Securities Act of 1933, as amended (the "Securities Act"). The Company's officers, directors and employees own options to purchase up to 1,158,149 additional shares of Common Stock.

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

CRITICAL ACCOUNTING POLICIES

ESTIMATES

         In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company has recorded deferred tax assets of approximately $1,721,000 and $1,297,689 at June 29, 2002 and June 30, 2001, respectively, which are completely offset by valuation allowances. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

         Management believes adoption of these statements will not have a material effect on the financial statements of the Company.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 during the current year, which did not have a material impact on the Company's financial statements. However, the Company did recognize an impairment loss on certain long-lived assets as discussed in Note D.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Management believes adoption of this statement will not have a material effect on the financial statements of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company.

         Refer to "Notes to Consolidated Financial Statements" in "Note A - Summary of Significant Accounting Policies" as part of the Financial Statements attached for other accounting policy discussions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements are attached at the end of this document.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

      Name                         Age                 Position
---------------------------      --------       --------------------------------

Robert L. Steiler                  54           Interim President and Chairman
                                                of the Board of Directors

John C. Lucy, III                  43           Chief Executive Officer

Marc S. Steinberg                  40           Chief Financial Officer and
                                                Vice President


Ira M. Goldberg                    46           Director

Michael D. Karsch                  42           Director

Richard J. Katz                    70           Director

Alan P. Sklar                      63           Director


         DIRECTORS AND OFFICERS

         Robert L. Steiler was elected as the Interim President of the Company on March 15, 2002, and a Director of the Company in April 2000. On July 11, 2002, Mr. Steiler became the Chairman of the Board of Directors. He has been a principal of Lewis Management Group, a consulting firm specializing in business strategy, business development, manufacturing operations and logistics, since its founding in 1990. Mr. Steiler's firm has served as a manufacturing consultant to the Company since his election to the Board. See "Certain Relationships and Related Transactions." Prior to founding the Lewis Management Group, Mr. Steiler was associated with KPMG Peat Marwick from 1988 to 1990. Earlier in his career he was Vice President of Materials with Great Atlantic and Pacific Tea Company, where he directed the material management functions and a highly sophisticated computer-controlled picking and storage system. He was also Vice President of Materials for SmithKline Beecham, a Fortune 100 pharmaceutical company. Mr. Steiler graduated from St. John's University with an MBA in Management.

         John C. Lucy, III, has served as Chief Executive Officer of the Company since 1995. In addition to being CEO of the Company, he is President of Clary Lumber, a hardwood lumber sawmill located in Gaston, North Carolina. (see "Certain Relationships and Related Transactions"), and is also Vice-President of Blacksburg Enterprises, Inc., which operates a food service franchise in

Blacksburg, Virginia. From 1995 through 1999, Mr. Lucy served the Company as both CEO and Chairman of the Board. Mr. Lucy has also been actively involved in the NWPCA, where he served for two years as Chairman of the Military Packing Task Force, and for three years as Chairman of the Research Steering Committee. Mr. Lucy graduated from Virginia Tech with a B.S. degree in business.

         Marc S. Steinberg joined the Company in July 2000 as its Corporate Controller and became the Chief Financial Officer and Vice President in January 2002. Mr. Steinberg was also appointed Treasurer and Secretary effective August 2000. Mr. Steinberg has worked in the field of accounting for the past 18 years, and has extensive experience in the manufacturing industry. Prior to joining the Company, Mr. Steinberg served as the controller for the transportation and education subsidiaries of TFG Corporation. Prior to that, Mr. Steinberg served as the controller of RTP Corp. (an electronics equipment manufacturer), controller for Mederer Corporation (a candy manufacturer), and cost accounting manager for Sensormatic Electronics Corp. (an electronics equipment manufacturer). Mr. Steinberg has a CPA license, a CMA license and is certified in Production and Inventory Management. Mr. Steinberg graduated from the University of Florida in 1984 with a B.S. degree in Accounting.

         Ira M. Goldberg was appointed to the Board in November 2001. Mr. Goldberg has been involved in the financial services and mortgage lending business since 1984. He is the owner of AM Mortgage LLC, a Florida licensed correspondent lender. He previously served as Regional Vice President for Countrywide Homes Loans, a Fortune 500 company, which he joined in February 2000. During 1999, Mr. Goldberg was the Managing Director of Oceanmark/PrimeSource. From 1996 to 1998, Mr. Goldberg was the Senior Vice President of Wholesale Lending for East Coast Operations for Southern Pacific Funding. Prior to 1996, Mr. Goldberg held executive management positions in the mortgage banking industry in New York and Florida. Mr. Goldberg is an active member in the National, Florida and New York Associations of Mortgage Brokers, where he is frequently called upon as a guest speaker and educator. Mr. Goldberg received his B.A. degree in Economics and Business from the State University of New York in New Paltz in 1978.

         Michael D. Karsch was appointed to the Board in November 2001. Mr. Karsch has been a partner in the Boca Raton, Florida law firm of Sachs Klein, P.A. since November 2001, where he specializes in the practice of corporate and securities laws. Mr. Karsch has been practicing law since 1985, including with Skadden, Arps, Slate, Meagher & Flom in New York, Bachner Tally Polevoy & Misher in New York, and Broad and Cassel in Florida. He also served as general counsel of MerchantOnline.com, Inc., a provider of e-payment solutions, from May 2000 to April 2001. MerchantOnline.com filed for bankruptcy in October 2001. Mr. Karsch is also a director of Quick-Med Technologies, Inc,. a publicly-traded biotech company. Mr. Karsch received his B.S. degree in Economics from the Wharton School of Business, and his law degree from the University of Pennsylvania Law School.

         Richard J. Katz was appointed to the Board in November 2001. Mr. Katz has over 45 years of experience in marketing, advertising, public relations and sales. Upon discharge from the United States Air Force in 1965, he went to work for the Lawrence Fertig Advertising Agency. Three years later, he opened up his own marketing and advertising agency, the Katz, Jacobs and Douglas Advertising Agency in New York, where he served as its president/creative director. In 1980, Mr. Katz co-founded RAMS (real estate advertising, marketing and sales), a provider of multi-services to developers and builders, including research, market studies, architectural collaboration, marketing plan financial presentations, advertising, public relations, sales office design, sales training and on-site sales staffing. During the 1980's, RAMS grew to 200 employees and was involved in more than two billion dollars of properties. Mr. Katz has received more than 100 awards for his creative and marketing accomplishments, including two CLIOS. He also is a past member of the American Management Association, the Presidents Club and the American Academy of Consultants. Mr. Katz was also an instructor/lecturer of marketing/advertising for real estate at the New School for Social Research, an active participant in public service causes such as the New York Library of Presidential Papers, and the author of many innovative recommendations designed to benefit first time home buyers. Mr. Katz is a graduate of Brooklyn College, where he majored in advertising and marketing. Mr. Katz is the father-in-law of David Davidson, who controls, as part of a group, 621,729 shares of the Company's Common Stock, or 15.3% of the Company. See "Voting Security Ownership of Certain Beneficial Owners and Management."

         Alan P. Sklar was appointed a Director for the Company in August 2000. Mr. Sklar has been a CPA for 41 years. Mr. Sklar founded the Chicago CPA and management consulting firm, Gleeson, Sklar, Sawyers & Cumpata LLP in 1967, and is presently a senior partner in the firm, where he primarily consults with middle market manufacturers and distributors. Mr. Sklar serves as an advisor to the board for many of his firm's clients. Mr. Sklar also serves on the board of directors of several non-profit business related organizations, and is former president of the International Group of Accounting Firms. Mr. Sklar is a graduate of Northwestern University.

         SIGNIFICANT EMPLOYEES

         Ellen M. Chambers joined the Company in March 1999 as Controller and became the Director of Information Technologies in March 2000. Ms. Chambers previously acted as Information Systems Coordinator for AIDS Community Services, Inc. She also served as Operations Manager at Advanced Logic Technologies, Inc., a company specializing in custom CAD/CAM design. Ms. Chambers has extensive experience in both accounting and systems development, design and implementation, and has worked in the accounting and information technology fields for over 13 years. Ms. Chambers graduated from the University of Buffalo with a B.S. in Accounting, Finance and Management Information Systems, as well as an MBA in Management Information Systems and Management Science/Statistics.


         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934, which were not timely filed during fiscal 2002.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

         The following table summarizes all compensation paid by the Company in each of the last three fiscal years to the Company's executive officers currently serving as such whose annual compensation exceeded $100,000.


                                                                                                           Long Term
                                                              Annual Compensation                        Compensation
     Name and                                 ------------------------------------------------------     ------------
     Principal Position            Year           Salary($)(1)           Bonus($)       Other($)(2)          Options
     ---------------------------- --------    --------------------     -----------    --------------     ---------------
     Robert L. Steiler,           2002                   0                 0            57,924(3)            60,000

     Acting President             2001                   0                 0           175,983(4)            50,000
                                  2000                   0                 0            50,890(5)              0

     John C. Lucy, III (12)       2002             167,084                 0            15,196(6)              0
     Chief Executive Officer      2001             172,262                 0            14,348(7)            40,556
                                  2000             161,451                 0           16,800(8)             40,626

     Marc S. Steinberg            2002             113,910                 0                0                30,000
     Chief Financial Officer      2001              88,725                 0                0                7,500


     Zachary M. Richardson,       2002             118,875                 0           32,648(9)            280,000

     President until March 2002.  2001             170,878                 0           83,200(10)            40,556
                                  2000             161,114                 0           59,900(11)            40,626


(1)      Includes medical insurance reimbursements.
(2)      Includes car allowances and other miscellaneous benefits.
(3) The Company appointed Mr. Robert L. Steiler, a Director of the Company, as acting President beginning in March 2002. The Board of Directors agreed to pay Mr. Steiler a sum in addition to his Board Member compensation equal to $2,000 per week plus expenses for these additional responsibilities. The total amount paid by the Company to Mr. Steiler for his services as acting President, inclusive of expenses, was $44,259 during fiscal year 2002. Mr. Steiler also received compensation for his duties as a board member throughout the year for $13,665.
(4) The Lewis Management Group ("LMG"), a firm that provides manufacturing consulting services to the Company, is partially owned by Robert L. Steiler, a Director of the Company. Under a consulting agreement between LMG and the Company, the Company paid LMG $25,000 per month from July 2000 through November 2000 and the Company paid LMG or Mr. Steiler directly for continued consulting services $5,000 per month from December 2000 through June 2001. The total amount paid by the Company to LMG and Mr. Steiler for consulting services, inclusive of expenses, was $162,483 during fiscal year 2001. Mr. Steiler also received compensation for his duties as a board member throughout the year for $13,500.
(5) The Lewis Management Group ("LMG"), a firm that provides manufacturing consulting services to the Company, is partially owned by Robert L. Steiler, a Director of the Company. The Company paid Lewis Management $47,390 during fiscal year 2000. Mr. Steiler also received compensation for his duties as a board member throughout the year for $3,500.
(6) Includes $12,900 for car allowances and other miscellaneous benefits, and $2,296 for payment of Mr. Lucy's Guardian Life policy.
(7) Includes $13,200 for car allowances and other miscellaneous benefits, and $1,148 for payment of Mr. Lucy's Guardian Life policy.
(8) Includes $13,200 for car allowances and other miscellaneous benefits, and $3,600 for reimbursement of moving costs incurred in connection with the purchase of Mr. Lucy's home.
(9) Includes $9,848 for car allowances. Also, Mr. Richardson sold his home at the request of the Company and incurred expenses in connection with this sale. In fiscal year 2002, the Company reimbursed Mr. Richardson $22,800 for his out of pocket costs.

(10) Includes $13,200 for car allowances. Also, Mr. Richardson sold his home at the request of the Company and incurred expenses in connection with this sale. In fiscal year 2001, the Company reimbursed Mr. Richardson $70,000 for his out of pocket costs.
(11) Includes $13,200 for car allowances and $16,800 for reimbursement of income taxes paid. Also, as noted in footnote 3 above, Mr. Richardson sold his home at the request of the Company and incurred expenses in connection with this sale. In fiscal year 2000, the Company reimbursed Mr. Richardson for closing costs in connection with this sale, which totaled $29,900.
(12) Per Mr. Lucy's employment agreement, Mr. Lucy is to receive a stock option grant equal to 1% of the total outstanding at the time of the grant. The Board has not yet approved the grant for fiscal year 2002. The Board is currently in discussions with Mr. Lucy regarding changes to his employment agreement prior to making that grant.

         The following table sets forth information concerning individual grants of stock options made during the fiscal year ended June 29, 2002 to each of the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                    NUMBER OF SHARES       % OF TOTAL OPTIONS
                                   UNDERLYING OPTIONS     GRANTED TO EMPLOYEES    EXERCISE OR BASE
NAME                                   GRANTED(#)            IN FISCAL YEAR       PRICE ($/SHARE)    EXPIRATION DATE
----                                   ----------            --------------       ---------------    ---------------
Robert L. Steiler                        60,000                    9%                   .55              10/15/11
John C. Lucy, III                          0                       0                     0                  0
Marc S. Steinberg                        30,000                  4.56%                  .55              10/15/11
Zachary M. Richardson, President        280,000                   42%                   .55              10/15/11
until March 2002.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                          Number Of
                                                                    Securities Underlying           Value Of
                                                                         Unexercised              Unexercised
                                       Shares                              Options                In-The-Money
                                      Acquired                          at FY-End (#)               Options
                                         On         Value Realized      Exercisable/             at FY-End ($)
                                      Exercise           ($)            Unexercisable             Exercisable/
                                      --------           ---            -------------
              Name                      (#)                                                      Unexercisable

Robert L. Steiler                        0                0               110,000/0                  $0/$0

John C. Lucy, III                        0                0            558,562/50,583                $0/$0

Marc S. Steinberg                        0                0             9,000/28,500                 $0/$0

Zachary M. Richardson                    0                0               448,075/0                  $0/$0

COMPENSATION OF DIRECTORS

         Starting in fiscal year 2001, the Chairman of the Board is paid a monthly retainer of $1,000 and all other directors are paid a monthly retainer of $500. The directors are paid $1,000 per board meeting day and $500 per teleconference meeting plus all related business expenses. All audit committee members are paid $250 per quarter. All directors are granted 30,000 ten-year options when they are appointed or elected to the board and may be granted additional options for each additional year they are on the board at the then market value. These options may vest over two years at fifty percent per year or upon issuance and when services are terminated, all unexercised options are forfeited. See also "Stock Option Plans."

EMPLOYMENT AGREEMENTS

         In November 1998, the Company entered into a five-year employment agreement (the "Employment Agreement") with John C. Lucy, III. Pursuant to the terms of the Employment Agreement, Mr. Lucy is entitled to receive (i) annual base compensation of $156,000, with increases in future years by the percentage increase of the Consumer Price Index and (ii) a bonus up to 100% of base salary based on the increase in pretax earnings per share over the prior year. For the year ending June 29, 2002, Mr. Lucy was not entitled to a bonus. The Employment Agreement also provides for annual grants of common stock options commencing in fiscal 2000 equal to 1% of the then outstanding number of common shares at an exercise price of fair market value at date of grant, and the granting of 150,000 stock appreciation rights that vest only upon a "Change of Control" as defined in the Employment Agreements.

         During the term of the Employment Agreement, should there be a Change of Control of the Company as that term is defined therein, the Company, at its sole option, may terminate the Employment Agreement upon 30 days prior written notice and thereafter will be obligated to pay the executive the balance of the compensation payable under the Employment Agreement, had it not been terminated prior to its expiration, together with an additional sum equal to 299% of Executives' annual base compensation. The Employment Agreement also contain non-competition and confidentiality provisions.

STOCK OPTION PLANS

         Pallet Management has adopted two combined stock option and appreciation rights plans (the "Plans") to attract and to induce officers, directors and key employees of the Company to remain with the Company. The Plans provide for options which qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended (the "Code"), as well as nonstatutory options. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. The 1997 Omnibus Stock Option Plan (the "1997 Plan") was approved in August, 1997. Pallet Management's 1998 Omnibus Stock Option Plan (the "1998 Plan") became effective on September 1, 1998. An aggregate of 250,000 shares are reserved for issuance under the 1997 Plan and 1,000,000 shares are reserved for issuance under the 1998 Plan.

         As of September 27, 2002, an aggregate of 6,377 options were outstanding under the 1997 Plan with an exercise price of $2.00, and an aggregate of 510,472 options were outstanding under the 1998 Plan with exercise prices ranging from $.54 to $5.25. These options generally vest over a five-year period and expire ten years from date of grant. From 1997 through 2002, the Company granted Messrs. Lucy, III and Steinberg options to acquire an aggregate of 161,072 and 37,500 shares, respectively. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

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

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company created its Compensation Committee during fiscal 2001. Mr. Philip D. Feltman (not re-elected to the Board on May 13, 2002) and Mr. Steiler (resigned from the compensation committee upon becoming acting President of the Company) comprised the committee during fiscal year 2002. Michael D. Karsch became Chairman and has served on this Committee since early fiscal 2003 and Ira
M. Goldberg began serving on the committee during fiscal 2003. They currently comprise the Board's Compensation Committee.

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

         The Compensation Committee periodically reviews the Company's existing management compensation programs on an ongoing basis, including (i) meetings with the acting President to consider and set mutually agreeable performance standards and goals for members of senior management and/or the Company, as appropriate or as otherwise required pursuant to any such officer's employment agreement and (ii) modifications to such compensation programs as appropriate, to ensure alignment with the philosophy and established standards and goals of the Compensation Committee.

         Compensation of President and Chief Executive Officer. The Company has an employment agreement with Mr. John C. Lucy, III, its Chief Executive Officer effective November 1st, 1998. The employment agreement provide for bonuses of up to 100% of base salary based on the increase in pretax earnings per share over the prior year. See "Employment Agreements." Aside from Company performance, other factors that influence the compensation paid to Mr. Lucy includes executive responsibilities and performance, and compensation levels at comparable companies. During fiscal year 2002, Mr. Lucy was not paid a bonus due to company performance.

                                                    Michael D. Karsch, Chairman
                                                                Ira M. Goldberg



                         COMPARE CUMULATIVE TOTAL RETURN
                     AMONG PALLET MANAGEMENT SYSTEMS, INC.,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX


                               [GRAPHIC OMMITTED]

                               PERFORMANCE GRAPH

                                                  1997        1998        1999        2000        2001        2002
                                                  ----        ----        ----        ----        ----        ----
Pallet Management Systems, Inc.                  100.00      614.29      300.00      178.57       74.29       14.29
SIC Code Index                                   100.00      105.09       79.17       59.16       28.01       48.35
NASDAQ Market Index                              100.00      132.56      185.76      279.51      154.79      104.99


Assumes $100 invested on July 1, 1997
Assumes Dividend Reinvested
Fiscal Year Ending June 29, 2002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth, as of the close of business on September 27, 2002 (a) the name, and number of shares of each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

               NAME AND                                                               PERCENT OF
              ADDRESS OF                           AMOUNT OF BENEFICIAL                  CLASS
         BENEFICIAL OWNER (1)                       OWNERSHIP OF STOCK                OUTSTANDING
----------------------------------------      --------------------------------    --------------------
Robert L. Steiler                                       111,000 (2)                      2.7%

John C. Lucy, III                                       292,584 (3)                      7.1%

Marc S. Steinberg                                          9,000 (4)                       *

Ira M. Goldberg                                         30,000 (5)                         *

Michael D. Karsch                                       30,000 (5)                         *

Richard J. Katz                                         59,300 (6)                       1.5%

Alan P. Sklar                                           65,000 (7)                       1.6%

All Officers and Directors                             596,884 (8)                       13.0%
as a Group (seven persons)

Cromwell Group (9)                                      931,225 (10)                     23.3%

John C. Lucy Jr. (11)                                  675,696 (12)                      16.9%


    *    Less than 1%

(1) The address of the directors and officers listed above, except for Mr. John C. Lucy, III, is 2855 N. University Drive - Suite 510, Coral Springs, Florida 33065. The address for Mr. John C. Lucy, III is 2900 Highwoods Boulevard, Suite 200, Raleigh, North Carolina 27604.

(2) This figure includes 1,000 shares owned of record by Mr. Steiler and options to acquire 110,000 shares, which options are exercisable within 60 days from the record date

(3) This figure includes 182,097 shares owned of record by Mr. Lucy and his children and options to acquire 110,487 shares, which options are exercisable within 60 days from the record date. This figure excludes options to acquire 50,583 shares, which options are not exercisable within 60 days from the record date. This figure also excludes beneficial ownership of Mr. Lucy Jr., the father of Mr. Lucy III. Together, Mr. Lucy III and Mr. Lucy Jr. (including Clary, see footnote 12 below) beneficially own 682,793 shares of record and options and warrants to acquire 285,487 shares, which options and warrants are exercisable within 60 days from the record date, representing beneficial ownership of a 22.6% equity interest in the Company.

(4) This figure represents options to acquire 9,000 shares, which options are exercisable within 60 days from the record date. It excludes options to acquire 28,500 shares, which options are not exercisable within 60 days from the record date.

(5) This figure represents options to acquire 30,000 shares, which options are exercisable within 60 days from the record date.

(6) This figure includes 29,300 shares owned of record by Mr. Katz and options to acquire 30,000 shares, which options are exercisable within 60 days from the record date.

(7) This figure includes 5,000 shares owned of record by Mr. Sklar and options to acquire 60,000 shares, which options are exercisable within 60 days from the record date

(8) This figure includes 217,397 shares owned of record by the Company's directors and executive officers as a group, and options to acquire 379,487 shares as a group, which options are exercisable within 60 days from the record date. This figure excludes options to acquire 79,083 shares as a group, which options are not exercisable within 60 days from the record date.

(9) The "Cromwell Group" consists of D.L. Cromwell LLC, a Florida limited liability company ("Cromwell-Parent"), David Davidson ("Davidson"), Lloyd Beirne ("Beirne"), and Lawrence and Connie Loscalzo (the "Loscalzos"). Cromwell-Parent is a holding company for D.L. Cromwell Investments, Inc. ("Cromwell Investments"), a registered broker-dealer engaged in the securities business. Davidson and Beirne might be deemed to control Cromwell-Parent and thus Cromwell Investments also. The Loscalzos are individuals and clients of Cromwell Investments. Although Cromwell-Parent, Cromwell Investments and the Loscalzos do not jointly own any securities of the Company, they would likely act as a group in voting their shares of the Company's common stock. The address of Cromwell-Parent, Cromwell Investments and Messrs. Davidson and Beirne is 1200 North Federal Highway, Boca Raton, Florida 33432. The address of the Loscalzos is 1 Bouton Point, Lloyd Harbor, New York 11743. The information disclosed by the Company about Cromwell-Parent, Cromwell Investments and the Loscalzos is based upon a Schedule 13D jointly filed by Cromwell and the Loscalzos with the United States Securities and Exchange Commission on October 3, 2003, and updated information supplied by Mr. Davidson.

(10) Cromwell-Parent and Cromwell Investments own 332,050 shares and 124,675 shares, respectively, for an aggregate of 456,725 shares or 11.4% of the Company's Common Stock; the Loscalzos own 300,500 shares, or 7.5%, of the Company's Common Stock; and Messrs. Davidson and Beirne directly or indirectly beneficially own an additional 131,500 shares or 3.3%, and 42,500 shares or 1.1%, respectively of the Company's Common Stock besides the shares beneficially owned by Cromwell-Parent and Cromwell Investments. Although Cromwell-Parent, Cromwell Investments, Messrs. Davidson and Beirne, and the Loscalzos do not jointly own any securities of the Company, they would likely act as a group in voting their shares of the Company's Common Stock.

         This 131,500 shares directly or indirectly owned by Mr. Davidson consist of 35,400 shares owned of record by Mr. Davidson, 19,600 shares held in individual retirement accounts for his benefit, and 50,000 shares held by MidSouth Ltd., 1,000 shares held by MidSouth LLC and 25,500 shares held by Rothchild Capital Holdings, in each of which Mr. Davidson's wife has an ownership interest. The 42,500 shares directly or indirectly owned by Mr. Beirne consist of 12,500 shares held by Mr. Beirne as custodian for his minor children and 30,000 shares held by MidAtlantic Partnership, LLC, in which Mr. Beirne's wife has an ownership interest.

(11) The address of Mr. John C. Lucy, Jr. is 4755 Liberty Road, Dolphin, Virginia 23843.

(12) This figure includes 450,696 shares owned of record by Mr. Lucy Jr., the father of Mr. Lucy III, and options to acquire 125,000 shares, which options are exercisable within 60 days from the record date. This figure also includes 50,000 shares owned of record by Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), and warrants to acquire 50,000 shares, which warrants are exercisable within 60 days from the record date. Mr. Lucy Jr. owns two-thirds of Clary, with the other one-third ownership shared between Mr. Lucy III and his sister. This figure does not include beneficial ownership of Mr. Lucy III. Together, Mr. Lucy Jr. (including Clary) and Mr. Lucy III own 682,793 shares of record and options and warrants to acquire 285,487 shares, which options and warrants are exercisable within 60 days from the record date, representing beneficial ownership of a 22.6% equity interest in the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Company's Board of Directors appointed Robert L. Steiler, a Director of the Company, as acting President beginning in March 2002. The Board of Directors agreed to pay Mr. Steiler a sum in addition to his Board Member compensation equal to $2,000 per week plus expenses for these additional responsibilities. The total amount paid by the Company to Mr. Steiler for his services as acting President, inclusive of expenses, was $44,259 during fiscal year 2002.

         Mr. Steiler is also one of the owners of Lewis Management Group ("LMG"), a firm that provides manufacturing consulting services to the Company. The Lewis Management Group ("LMG") employed Ed Carr, who acted in the capacity for the Company as the Director of Manufacturing Operations from July 2000 until June 2001. The Company began paying Integrated Consulting Associates, Inc., Mr. Carr's consulting company, for his consulting services directly beginning in December 2000 at the rate of $20,000 per month. The total amount paid by the Company to Integrated Consulting Associates, Inc., inclusive of expenses, for fiscal year 2002 was $19,889. Mr. Carr also received warrants for 10,000 shares on May 17, 2001 with a $3.09 exercise price. The company discontinued Mr. Carr's consulting services in August 2001 and re-established those services in June 2002.

Clary Lumber Company, Inc., a North Carolina corporation ("Clary"), which is owned by the family of John C. Lucy, Jr., a principal shareholder and former Director of Pallet Management, and his son, John C. Lucy III, who is Pallet

Management's CEO, sold $1,539,000, $2,455,000 and $2,633,000 of pallets and lumber to the Company during the fiscal years 2002, 2001 and 2000, respectively. Lumber purchases from Clary amounted to 4%, 4% and 6% of the Company's lumber purchases for fiscal years 2002, 2001 and 2000, respectively. The Company closely monitors these transactions and believes that these transactions were, and are, made at prices comparable to vendors other than Clary in the ordinary course of business.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a)      Exhibits and Financial Statements and Schedules

                  (1)      Financial Statements:

                                    See Attached.


                  (2)      Financial Statement Schedules:

                                    See Attached.


                  (3)      Exhibits:

                                    See Exhibit Index.


         (b)      Reports on Form 8-K

                  None.

                                  EXHIBIT INDEX

Exhibit
  No.                  Description
-------  -------------------------------------------------------------

3.1      Articles of Incorporation. (1)

3.2      Amendment to Articles of Incorporation filed June 7, 1985. (1)

3.3      Amendment to Articles of Incorporation filed July 10,1985. (1)

3.4      Amendment to Articles of Incorporation filed October 12, 1994. (1)

3.5      Amendment to Articles of Incorporation filed November 21, 1994. (1)

3.6      Amendment to Articles of Incorporation filed February 3, 1998. (2)

3.7      Amended and Restated By-Laws. (1)

4.1      Specimen Certificate of Common Stock. (1)

10.1     1997 Omnibus Stock Plan. (3)

10.2     1998 Omnibus Stock Plan. (4)

10.3     Employment Agreement between the Company and John C. Lucy, III. (5)

21       Subsidiaries *


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (SEC File Number 333-46245).

(4) Incorporated by referenced to the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(5) Incorporated by reference to the Registrant's Proxy Statement filed November 30, 1998.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended December 26, 1998.

*        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PALLET MANAGEMENT SYSTEMS, INC.

Date:  October 11, 2002                          By:    /s/ John C. Lucy III
                                                        --------------------
                                                        John C. Lucy III, CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                                            TITLE                                       DATE
     ---------                                            -----                                       ----
/s/ John C. Lucy, III                                Chief Executive Officer                     October 11, 2002
------------------------------------------------
John C. Lucy, III

/s/ Marc S. Steinberg                                Vice President,                             October 11, 2002
------------------------------------------------     Chief Financial Officer,
Marc S. Steinberg                                    Secretary and Treasurer


/s/ Alan P. Sklar                                    Director                                    October 11, 2002
------------------------------------------------
Alan P. Sklar

/s/ Robert L. Steiler                                Director and Interim President              October 11, 2002
------------------------------------------------
Robert L. Steiler

/s/ Michael D. Karsch                                Director                                    October 11, 2002
------------------------------------------------
Michael D. Karsch

/s/ Ira M. Goldberg                                  Director                                    October 11, 2002
------------------------------------------------
Ira M. Goldberg

/s/ Richard J. Katz                                  Director                                    October 11, 2002
------------------------------------------------
Richard J. Katz

                                 CERTIFICATIONS
                                 --------------


I, John C. Lucy, III, certify that:

         1. I have reviewed the Registrant's Form 10-K annual report for the year ended June 29, 2002 (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


                            /s/ John C. Lucy, III
                            -----------------------------------
                            Name:    John C. Lucy, III
                            Title:   Chief Executive Officer
                                     (Chief Executive Officer)


I, Marc S. Steinberg, certify that:

         1. I have reviewed the Report.

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


                            /s/ Marc S. Steinberg
                            --------------------------------------------------
                            Name:    Marc S. Steinberg
                            Title:   Vice President and Chief Financial Officer
                                     (Chief Financial Officer)


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in this Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                                                 PALLET MANAGEMENT SYSTEMS, INC.

                                                                AND SUBSIDIARIES

                                                            FINANCIAL STATEMENTS

                                                                   JUNE 29, 2002

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Pallet Management Systems, Inc.


We have audited the accompanying consolidated balance sheet of Pallet Management Systems, Inc. and Subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 29, 2002 (52 weeks), June 30, 2001 (53 weeks) and June 24, 2000 (52 weeks). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pallet Management Systems, Inc. and Subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for the years ended June 29, 2002 (52 weeks), June 30, 2001 (53 weeks) and June 24, 2000 (52 weeks), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company may have difficulty meeting current and long-term obligations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.




KAUFMAN, ROSSIN & CO.


Miami, Florida
August 22, 2002

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         JUNE 29, 2002 AND JUNE 30, 2001

                                                                                  2002            2001
                                                                              ------------    ------------
                                    ASSETS
CURRENT ASSETS
     Cash                                                                     $     72,561    $    232,635
     Accounts receivable, net of allowance for doubtful accounts of
         $106,749 and $156,655                                                   3,503,750       4,614,612
     Inventories                                                                 1,098,946       2,041,489
     Prepaid expenses                                                              203,091         258,858
                                                                              ------------    ------------
         Total current assets                                                    4,878,348       7,147,594

Property, plant and equipment - net                                              4,925,451       5,640,355

Other assets                                                                        91,447          91,788
                                                                              ------------    ------------

         Total assets                                                         $  9,895,246    $ 12,879,737
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                     $    947,060    $    420,344
     Current portion of capital lease obligations                                  139,740         111,762
     Accounts payable, including $115,081 and $17,392 to a related party         2,062,277       3,039,566
     Accrued liabilities                                                           426,503         509,952
                                                                              ------------    ------------
         Total current liabilities                                               3,575,580       4,081,624
                                                                              ------------    ------------

LONG-TERM LIABILITIES
     Long-term debt                                                              4,072,936       5,420,261
     Capital lease obligations                                                     152,546         156,402
                                                                              ------------    ------------
         Total long-term liabilities                                             4,225,482       5,576,663
                                                                              ------------    ------------

         Total liabilities                                                       7,801,062       9,658,287
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, authorized 7,500,000 shares at $.001 par
         value;  no shares issued and outstanding                                       --              --
     Common stock, authorized 100,000,000 shares at $.001 par value; issued
         and outstanding 3,995,612 and 4,065,612 shares, respectively                3,996           4,066
     Additional paid-in capital                                                  7,148,784       7,269,556
     Accumulated deficit                                                        (4,920,596)     (3,776,172)
     Notes receivable from stockholders                                           (138,000)       (276,000)
                                                                              ------------    ------------
         Total stockholders' equity                                              2,094,184       3,221,450
                                                                              ------------    ------------

         Total liabilities and stockholders' equity                           $  9,895,246    $ 12,879,737
                                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         YEARS ENDED JUNE 29, 2002 (52 WEEKS) JUNE 30, 2001 (53 WEEKS),
                          AND JUNE 24, 2000 (52 WEEKS)

                                                   2002            2001            2000
                                               ------------    ------------    ------------
Net sales                                      $ 47,799,439    $ 72,167,233    $ 62,445,175

Cost of goods sold, including approximately
$1,539,000, $2,455,000 and $2,633,000 from a
related party                                    44,810,597      67,035,408      59,097,842
                                               ------------    ------------    ------------

Gross profit                                      2,988,842       5,131,825       3,347,333
                                               ------------    ------------    ------------

OPERATING EXPENSES
     Provision for bad debts                         25,000         142,134          95,436
     Selling, general and administrative          3,656,120       4,178,585       4,803,655
                                               ------------    ------------    ------------
        Total operating expenses                  3,681,120       4,320,719       4,899,091
                                               ------------    ------------    ------------

Operating income (loss)                            (692,278)        811,106      (1,551,758)
                                               ------------    ------------    ------------

Other income (expense)
     Other income                                    16,513          41,655          84,629
     Interest expense                              (379,864)       (528,078)       (551,444)
     Other expense                                  (88,795)        (21,699)       (231,394)
                                               ------------    ------------    ------------

Other income (expense)                             (452,146)       (508,122)       (698,209)
                                               ------------    ------------    ------------

Income (loss) before income taxes                (1,144,424)        302,984      (2,249,967)

Income taxes                                             --              --              --
                                               ------------    ------------    ------------

Net income (loss)                              $ (1,144,424)   $    302,984    $ (2,249,967)
                                               ============    ============    ============

Earnings (loss) per common share:

     Basic                                     $      (0.28)   $       0.07    $      (0.57)
                                               ============    ============    ============
     Diluted                                   $      (0.28)   $       0.07    $      (0.57)
                                               ============    ============    ============

Shares used in computing earnings (loss) per common share:

     Basic                                        4,028,973       4,065,612       3,981,199
                                               ============    ============    ============
     Diluted                                      4,028,973       4,258,484       3,981,199
                                               ============    ============    ============

        The accompanying notes are an integral part of these statements.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         YEARS ENDED JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS)
                          AND JUNE 24, 2000 (52 WEEKS)

                                                                                Notes                    Accumulated
                                           Common Stock         Additional    Receivable                    Other
                                          ------------            Paid-in        From       Accumulated  Comprehensive
                                       Shares        Amount       Capital    Stockholders     Deficit      Income (1)     Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 26, 1999              3,917,612   $     3,918   $ 6,958,704   $        --   $(1,829,189)       10,484   $ 5,143,917

Exercise of options                     138,000           138       275,862      (276,000)           --            --            --

Common stock issued for services         10,000            10        34,990            --            --            --        35,000

Sale of investments                          --            --            --            --            --       (10,484)      (10,484)

Net loss                                     --            --            --            --    (2,249,967)           --    (2,249,967)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 24, 2000              4,065,612         4,066     7,269,556      (276,000)   (4,079,156)           --     2,918,466

Net income                                   --            --            --            --       302,984            --       302,984
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2001              4,065,612         4,066     7,269,556      (276,000)   (3,776,172)           --     3,221,450

Repayment of shareholder note with
     stock                              (70,000)          (70)     (137,930)      138,000            --            --            --

Common stock options issued for
     services                                --            --        17,158            --            --            --        17,158

Net loss                                     --            --            --            --    (1,144,424)           --    (1,144,424)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at June 29, 2002              3,995,612   $     3,996   $ 7,148,784   $  (138,000)  $(4,920,596)  $        --   $ 2,094,184
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


(1) Consisting of unrealized gains on available-for-sale securities.

        The accompanying notes are an integral part of these statements.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         YEARS ENDED JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS)
                          AND JUNE 24, 2000 (52 WEEKS)

                                                                 2002         2001           2000
                                                             -----------   -----------   -----------
Cash flows from operating activities:
     Net income (loss)                                       $(1,144,424)  $   302,984   $(2,249,967)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Bad debt expense                                         25,000       142,134        95,436
         Depreciation and amortization                           765,409       654,133       602,230
         Impairment loss                                         154,750            --            --
         Issuance of common stock and options for services        17,158            --        35,000
         Loss on disposal of property, plant and equipment         3,347         2,876       226,238
         (Increase) decrease in operating assets:
              Accounts receivable                              1,085,861       128,556    (2,328,139)
              Inventories                                        942,543       217,621      (392,615)
              Prepaid expenses                                    55,767       (21,281)      (81,156)
              Other assets                                           341        12,596        12,989
         Increase (decrease) in operating liabilities:
              Accounts payable                                  (977,289)      279,349     1,636,702
              Accrued liabilities                                (83,449)     (304,125)      300,421
                                                             -----------   -----------   -----------

                  Net cash provided by (used in) operating
                      activities                                 845,014     1,414,843    (2,142,861)
                                                             -----------   -----------   -----------

Cash flows from investing activities:
     Purchase of fixed assets                                    (66,587)     (905,805)   (1,119,333)
     Proceeds from sale of property, plant and equipment           8,000            --       221,706
                                                             -----------   -----------   -----------

                  Net cash used in investing activities          (58,587)     (905,805)     (897,627)
                                                             -----------   -----------   -----------

Cash flows from financing activities:
     Proceeds (repayments) under line of credit, net            (211,195)   (1,342,305)    1,837,346
     Proceeds from lenders                                       230,657     1,170,264     3,631,804
     Repayments to lenders                                      (965,963)     (681,414)   (2,113,727)
                                                             -----------   -----------   -----------

                  Net cash provided by (used in) financing
                      activities                                (946,501)     (853,455)    3,355,423
                                                             -----------   -----------   -----------

Increase (decrease) in cash                                     (160,074)     (344,417)      314,935

Cash at beginning of period                                      232,635       577,052       262,117
                                                             -----------   -----------   -----------

Cash at end of period                                        $    72,561   $   232,635   $   577,052
                                                             ===========   ===========   ===========

Supplemental disclosure of cash flow information:

     Cash paid during the period for:
         Interest                                            $   387,893   $   498,344   $   512,289
                                                             ===========   ===========   ===========
         Income taxes                                        $        --   $        --   $        --
                                                             ===========   ===========   ===========

Schedule of non-cash investing and financing activities:

     Capital lease obligations of $150,015, $103,988 and $78,896 were incurred during the years ended June 29, 2002, June 30, 2001, and June 24, 2000, respectively.

     During the year ended June 30, 2001, $880,479 of deposits on machinery and software costs were transferred to property and equipment.

     In January 2000, stockholders of the Company issued notes receivable to the Company in the aggregate amount of $276,000 for the exercise of stock options.

     In December 2001, 70,000 shares of common stock were submitted to the Company to pay the principal balance of a $138,000 note receivable from a stockholder.

        The accompanying notes are an integral part of these statements.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

    1.  Nature of Operations

    Pallet Management Systems, Inc. and Subsidiaries (the "Company"/"Pallet") is principally engaged in the manufacture and repair of wooden pallets in Virginia, Alabama, Illinois and Indiana. The Company's revenues are derived primarily from the sale of new and used pallets. The Company's fiscal year ends on the Saturday closest to June 30. Fiscal years 2002 and 2000 included 52 weeks and fiscal year 2001 included 53 weeks.

    2.  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Pallet Recycling Technology, Inc. ("PRTI"), Abell Lumber, Inc. ("Abell"), Pallet Management Systems of Alabama, Inc., Pallet Management Systems of Illinois, Inc. and Pallet Management Systems of Indiana, Inc. Intercompany balances and transactions are eliminated in consolidation.

    3.  Accounts Receivable

    Trade receivable accounts are principally comprised of uncollateralized customer obligations due from large distributors, national retail chains and major manufacturers under normal trade terms. The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

    4.  Inventories

    Inventories, consisting of raw materials, work in process, and finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and includes costs of materials, direct and indirect labor and overhead attributable to production.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    5.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is principally computed by using the straight-line method over the expected useful lives of the related assets which are as follows:

                                                                       Years
                                                                       -----
              Furniture and equipment                                 5 - 10
              Vehicles                                                5 - 10
              Machinery and equipment                                 5 - 15
              Buildings and improvements                              7 - 40

    Depreciation on certain machinery in Indiana is based on the estimated units to be produced by the machinery.

    6.  Estimates

    In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company has recorded deferred tax assets of approximately $1,721,000 and $1,298,000 at June 29, 2002 and June 30, 2001, respectively, which are completely offset by valuation allowances. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

    7.  Income Taxes

    The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


    8.  Earnings (Loss) Per Share

    Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding during the period. Diluted earnings
    (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase common stock of 192,872 for the year ended June 30, 2001. For the years ended June 29, 2002 and June 24, 2000, outstanding stock options and warrants were not considered in the calculation of diluted earnings (loss) per common and common equivalent share as their effect would have been antidilutive. Securities that could potentially dilute basic earnings per share in the future consist of 1,767,505 options to purchase common stock discussed in Note N.

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

    10.  Stock Options (SFAS 123)s

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

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    13.  New Accounting Pronouncements

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

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.

    Management believes adoption of these statements will not have a material effect on the consolidated financial statements of the Company.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144), effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 during the current year, which did not have a material impact on the Company's financial statements. However, the Company did recognize an impairment loss on certain long-lived assets as discussed in Note D.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS 145). This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Management believes adoption of this statement will not have a material effect on the consolidated financial statements of the Company.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    13.  New Accounting Pronouncements (continued)

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company.

    14.  Segment Reporting

    The Company applies Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

NOTE B - GOING CONCERN

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, as discussed in Note O, the Company's remaining manufacturing agreement with its significant customer expires in March 2003. This factor indicates that the Company may have difficulty meeting current and long-term obligations as they become due.

    The Company has had over a ten-year relationship with its significant customer and is currently negotiating a new agreement with this customer. Because of the new pricing arrangement between the significant customer and the Company, the Company believes that, whether there is a new agreement or not, the significant customer will continue to buy pallets from the Company.

    However, the new pricing arrangement with the significant customer will put added pressure on the Company's profit margins during the historically slow period during the first calendar quarter of 2003. In order to compensate for that and the loss of revenue and income from the closing of the Alabama and Illinois facilities, the Company is 1) attempting to develop an increase in its order base from its other existing customers and by developing a larger market for the pallet manufacturing facility in Lawrenceville, Virginia and
    2) developing and marketing its reverse distribution services.

    In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern, however, there is no assurance this will occur.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE C - INVENTORIES

    Inventories consisted of the following:

                                                  June 29, 2002    June 30, 2001
                                                   -------------   -------------
                 Raw materials                      $  851,124        $1,333,846
                 Work in process                        14,245           454,991
                 Finished goods                        233,577           252.652
                                                    ----------        ----------

                                                    $1,098,946        $2,041,489
                                                    ==========        ==========

        NOTE D - PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consisted of the following:

                                                   June 29, 2002   June 30, 2001
                                                   -------------   -------------
                 Machinery and equipment            $6,363,692        $6,654,079
                 Building and improvements           1,623,000         1,623,000
                 Vehicles                              403,439           541,709
                 Furniture and equipment               884,055           795,588
                 Land                                  136,044           136,044
                                                    ----------        ----------
                                                     9,410,230         9,750,420
                 Less: accumulated depreciation
                   and amortization                  4,484,779         4,110,065
                                                    ----------        ----------

                                                    $4,925,451        $5,640,355
                                                    ==========        ==========

    Depreciation and amortization expense was $ 765,409, $654,133, and $602,230 in 2002, 2001 and 2000, respectively, and is included in "cost of goods sold" and "selling, general and administrative" expenses in the accompanying consolidated statements of operations. Property, plant and equipment at June 29, 2002 and June 30, 2001 included assets recorded under capital leases and related accumulated amortization of approximately $681,000 and $198,000, and $467,000 and $104,000, respectively. Amortization expense related to assets under capital leases was approximately $74,000, $43,000 and $38,000 in 2002, 2001 and 2000, respectively.

    Due to the closing of the Alabama and Illinois facilities and the notification of non-renewal of the manufacturing agreement in Indiana by the Company's major customer, as discussed in Note O, in accordance with SFAS No. 144, the Company tested certain long-lived assets for recoverability. Based on a future cash flow analysis, management determined that certain equipment was impaired. Management obtained an independent valuation of the equipment to determine its fair value and recorded an impairment loss of approximately $155,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE E - OTHER ASSETS

      Other assets consisted of the following:
                                                    June 29, 2002  June 30, 2001
                                                    -------------  -------------

        Security deposits                               87,572          84,463
        Other                                            3,875           7,325
                                                       -------         -------

                                                       $91,447         $91,788
                                                       =======         =======
NOTE F - INCOME TAXES

    The income tax benefit consisted of the following:

                                                     Years Ended
                                        ---------------------------------------

                                     June 29, 2002  June 30, 2001  June 24, 2000
                                     -------------  -------------  -------------
         Current:
          Federal                       $      --      $      --      $      --
          State                                --             --             --
                                        ---------      ---------      ---------
                                               --             --             --
                                        ---------      ---------      ---------

        Deferred:
          Federal                        (383,211)       123,107       (759,622)
          State                           (40,480)        11,952        (80,784)
        Change in valuation allowance     423,691       (135,059)       840,406
                                        ---------      ---------      ---------
                                               --             --             --
                                        ---------      ---------      ---------

                                        $      --      $      --      $      --
                                        =========      =========      =========

    Deferred income taxes were recognized in the consolidated balance sheets due to the tax effect of temporary differences and loss carryforwards as follows:
                                                     June 29, 2002 June 30, 2001
                                                     ------------- -------------
        Deferred tax assets:
          Net operating loss carryforwards           $2,163,879     $1,678,315
          Other                                          80,285        106,590
                                                     ----------     ----------
                                                      2,244,164      1,784,905
        Deferred tax liabilities:
          Depreciation                                  522,784        487,216
                                                     ----------     ----------

        Net deferred tax asset                        1,721,380      1,297,689
        Less: valuation allowance                     1,721,380      1,297,689
                                                     ----------     ----------
                                                     $       --     $       --
                                                     ==========     ==========

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)

NOTE F - INCOME TAXES - Continued

    The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate to income (loss) before income taxes are as follows:

                                                     Years Ended
                                      ------------------------------------------

                                      June 29, 2002 June 30, 2001  June 24, 2000
                                      ------------- -------------  -------------

        Statutory rate                  $(389,104)     $ 103,015      $(764,989)
        State income taxes                (40,480)        11,962        (80,784)
        Change in valuation allowance     423,691       (135,059)       840,406
        Permanent differences and other     5,893         20,082          5,367
                                        ---------      ---------      ---------

                                        $      --      $      --      $      --
                                        =========      =========      =========

    As of June 29, 2002, the Company had net operating loss carryforwards of approximately $5,750,000 which expire in various years through June 2022. Approximately $976,000 of these net operating losses are subject to substantial restrictions imposed under the change in ownership and separate return limitation year rules.

NOTE G - LONG-TERM DEBT

                                                                                        June 29, 2002         June 30, 2001
                                                                                     ----------------      ----------------
    $5,000,000 revolving credit agreement with a bank. Interest is paid monthly at the bank's prime rate plus 1.0% or at the borrower's election LIBOR plus
    3.25%. As of June 29, 2002, interest was being charged at 5.75%, the bank's prime rate plus 1.0%. The line is collateralized by substantially all the assets of the Company, and expires on October 15, 2003 at which time all principal and accrued interest is due. Advances are based on 85% of eligible accounts receivable and 55% of eligible inventories, as defined, less
    certain other outstanding obligations.                                           $      1,693,210      $      1,904,405

    Bank note payable in monthly installments of approximately $21,000 plus interest at the bank's prime rate plus 1.0% or at the borrower's election
    LIBOR plus 3.25%, through October 15, 2003 at which time all principal and accrued interest is due. As of June 29, 2002, interest was being charged at
    5.75%, the bank's prime rate plus 1.0%. The note is collateralized by
    substantially all the assets of the Company.                                            1,257,357             1,517,500

    Bank note payable in monthly installments of $11,567 plus interest at the bank's prime rate plus 1.0% or at the borrower's election LIBOR plus 3.25%, through October 15, 2003 at which time all principal and accrued interest is due. As of June 29, 2002, interest was being charged at 5.75%, the bank's prime rate plus 1.0%. The note is collateralized by substantially all the
    assets of the Company.                                                                  1,087,267             1,226,067

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 ( 52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE G - LONG-TERM DEBT - Continued

Bank note payable in monthly installments of $17,188 plus interest at the bank's prime rate plus 1.0% or at the borrower's election LIBOR plus 3.25%, through
October 15, 2003 at which time all principal and accrued interest is due. As of
June 29, 2002, interest was being charged at 5.75%, the bank's prime rate plus
1.0%. The note is collateralized by substantially all the assets of the Company.          842,226             1,031,297

Industrialized  development  notes payable in quarterly  installments of $3,381,
including interest at 5.25%, maturing October 2017 and uncollateralized.                  139,936               145,711

Notes payable in monthly installments of $440 to $3,343, including interest ranging from 8% to 16%, collateralized by equipment and vehicles, maturing at
various dates through February 2002.                                                           --                15,625
                                                                                  ---------------      ----------------

         Total debt                                                                     5,019,996             5,840,605
         Less: current maturities of long-term debt                                       947,060               420,344
                                                                                  ---------------      ----------------

         Long-term debt                                                           $     4,072,936      $      5,420,261
                                                                                  ===============      ================

    The revolving credit agreement and bank notes payable are subject to certain restrictive covenants including, but not limited to, minimum tangible net worth and interest and debt service coverage ratios, as defined. The agreement also provides restrictions as to the payment of dividends. The Company was in violation of certain covenants at June 29, 2002 and received waivers from the lender related to these violations.

    Interest expense for the years ended June 29, 2002, June 30, 2001 and June 24, 2000 amounted to $379,864, $528,078 and $551,444, respectively, and is included in other expense in the accompanying consolidated statements of operations.

    Scheduled maturities of long-term debt for years subsequent to June 29, 2002 are as follows:

                      2003                                           947,060
                      2004                                         3,945,516
                      2005                                             6,781
                      2006                                             7,155
                      2007                                             7,549
                      Thereafter                                     105,935
                                                               -------------
                                                               $   5,019,996
                                                               =============

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE H - CAPITAL LEASE OBLIGATIONS

    Minimum future annual lease payments under capital leases as of June 29, 2002, in the aggregate, including a $100,414 lease entered into in July 2002, are as follows:

                2003                                                     183,077
                2004                                                     109,995
                2005                                                      62,747
                2006                                                      49,825
                2007                                                      33,567
                                                                       ---------
                Total minimum future lease payments                      439,211
                Less:  imputed interest                                   75,889
                                                                       ---------
                Present value of future minimum lease payments           363,322
                Less:  current portion of capital lease obligations      149,924
                                                                       ---------

                Long-term portion of capital lease obligations         $ 213,398
                                                                       =========

NOTE I - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                            June 29, 2002         June 30, 2001
                                            -------------         -------------

         Accrued compensation             $       122,929       $       154,998
         Other accrued liabilities                303,574               354,954
                                          ---------------       ---------------

                                          $       426,503       $       509,952
                                          ===============       ===============

NOTE J - COMMITMENTS

    1. Operating Leases

    The Company leases manufacturing facilities, office space, equipment and vehicles under non-cancelable operating leases. The following is a schedule, by year, of the minimum rental commitments remaining on leased property and equipment:

         2003                                      $       592,449
         2004                                              441,913
         2005                                               93,524
         2006                                               23,622
                                                   ---------------

         Total                                     $     1,151,508
                                                   ===============

    Total rent expense was approximately $1,032,000, $999,000 and $1,030,000 for the years ended June 29, 2002, June 30, 2001 and June 24, 2000, respectively.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

 JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE K - RELATED PARTY TRANSACTIONS

    The Company purchased approximately $1,539,000, $2,455,000 and $2,633,000 of lumber and pallets from Clary Lumber Company, Inc. ("Clary") a company principally owned by a shareholder of Pallet, during the years ended June 29, 2002, June 30, 2001, June 24, 2000, respectively. Lumber purchases from Clary amounted to approximately 4%, 4% and 6% of the Company's lumber purchases for the years ended June 29, 2002, June 30, 2001 and June 24, 2000, respectively.

NOTE L - EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has an employment agreement with a senior executive that provides for, among other things, annual compensation of $156,000, a bonus based on diluted earnings per share, stock appreciation rights to vest upon a change of control, as defined, and stock options to be granted annually. The agreement is cancellable by the Company upon 30 days written notice to the executive and payment of requisite compensation, and expires on October 31, 2003.

NOTE M - STOCKHOLDERS' EQUITY

    In January 2000, the Company loaned two officers an aggregate of $276,000 to exercise options to purchase an aggregate of 138,000 shares of common stock. In December 2001, one shareholder satisfied his note of $138,000 by submitting 70,000 shares of common stock to the Company. The remaining loan bears interest at 5% per annum, with interest payments due annually and principal due the earlier of January 12, 2003 or upon registering the shares. The note is collateralized by mature shares of stock previously owned by the stockholder. The loans receivable are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

    In October 2001, the Company granted options to purchase approximately 660,000 shares of common stock to employees and directors of which 280,000 were granted to the former President. 460,000 of these options vested upon grant while the remainder vest through July 1, 2006. All options are exercisable at $.55 per share and expire in October 2011.

    In December 2001, the former President exercised options to acquire 280,000 shares of common stock through the transfer of 88,000 mature shares. On July 11, 2002, the former President and the Company entered into a settlement agreement rescinding the exercise of the stock options. The accompanying consolidated financial statements give effect to the rescission.

NOTE N - STOCK BASED COMPENSATION

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

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 ( 52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE N - STOCK BASED COMPENSATION (Continued)

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

    Under the accounting provisions of SFAS No. 123, the Company's net income
    (loss) and basic and diluted earnings (loss) per common share for the years ended June 29, 2002, June 30, 2001 and June 24, 2000 would have been approximately ($1,680,000), ($0.42) and ($0.42), $6,000, $0.00 and $0.00,
    and ($2,497,000), ($0.63) and ($0.63), respectively.

    A summary of the Company's stock option activity, and related information for the years ended June 29, 2002, June 30, 2001 and June 24, 2000, is as follows:

                                                        # of    Weighted Average
                                                       Options   Exercise Price
                                                      ---------  ---------------
     Outstanding June 26, 1999                        1,547,186      $   2.56

         Granted                                        240,709          4.06
         Exercised                                      138,000          2.00
         Forfeited                                      307,696          3.66
                                                      ---------      --------

     Outstanding June 24, 2000                        1,342,199      $   2.63

         Granted                                        360,657          2.47
         Exercised                                           --            --
         Forfeited                                      106,135          4.30
                                                      ---------      --------

     Outstanding June 30, 2001                        1,596,721      $   2.48

         Granted                                        754,750          0.55
         Exercised                                           --            --
         Forfeited                                      583,966          1.65
                                                      ---------      --------

     Outstanding June 29, 2002                        1,767,505      $   1.93
                                                      =========      ========

     Exercisable at June 29, 2002                     1,244,044      $   2.23
                                                      =========      ========

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS) AND JUNE 24, 2000 (52 WEEKS)


NOTE N - STOCK BASED COMPENSATION (Continued)

    The weighted-average fair value of options granted during the years ended June 29, 2002, June 30, 2001 and June 24, 2000 was $0.40, $1.36 and $2.84,
    respectively.

    Exercise prices for options outstanding as of June 29, 2002 ranged from $0.54 to $5.25. The weighted average remaining contractual life of these options is as follows:

                                                             Weighted Average
      Exercise            # of           Weighted Average       Remaining
       Price             Options         Exercise Price       Contractual Life
    -----------        -----------      -----------------     -----------------

    $0.54 - $0.55        341,500              $0.55                  9.33
    $1.50 - $3.01      1,289,839              $1.96                  1.96
    $5.00 - $5.25        136,166              $5.10                  6.56


NOTE O - SIGNIFICANT CUSTOMERS

    The Company entered into three multi-year manufacturing agreements each covering a specific operating location with a significant customer, which provide for, among other things, minimum purchase commitments. The agreements were for initial terms expiring during 2001 through 2003 and automatically continue in effect from year to year for successive one year renewal terms unless cancelled in writing by either party at least 180 days prior to the expiration date. The contract with the Indiana facility will expire in March 2003 and the Company has been given notice of non-renewal. The Indiana facility accounted for approximately $25,900,000 in net revenues for the year ended June 29, 2002.

    The contracts with the Alabama and Illinois facilities were not renewed and the facilities were closed in October 2001 and May 2002, respectively. The Alabama and Illinois facilities accounted for approximately $1,300,000 and $12,800,000, respectively in net revenues for the year ended June 29, 2002.

    Sales to this significant customer represented approximately 86%, 86% and 83% of net sales for the years ended June 29, 2002, June 30, 2001 and June 24, 2000, respectively. At June 29, 2002 and June 30, 2001, two customers accounted for approximately 91% and 88% of trade accounts receivable, respectively, with the above significant customer accounting for approximately 81% and 78%, respectively.

NOTE P - PENSION AND PROFIT SHARING PLAN

    The Company has a salary reduction / profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees who have completed one year of service with the Company. The Company's contributions to the plan are made at the discretion of the board of directors and amounted to approximately $50,000 and $40,000 for the years ended June 30, 2001 and June 24, 2000, respectively. The Company made no contribution for the year ended June 29, 2002.

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

         YEARS ENDED JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS)
                          AND JUNE 24, 2000 (52 WEEKS)

NOTE Q - CONTINGENCY

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

NOTE R - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial information for the years ended June 29, 2002 and June 30, 2001 is summarized below (in thousands except per share amounts):

                                     First      Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------

 2002
 ----
 Net sales                          $ 12,960    $ 15,735   $  8,691    $ 10,414
 Gross profit                            511       1,214        467         797
 Net income (loss)                      (480)        278       (469)       (473)
 Basic earnings (loss) per
   common share                        (0.12)       0.07      (0.11)      (0.12)
 Diluted earnings (loss) per
   common share                        (0.12)       0.07      (0.11)      (0.12)

 2001
 ----
 Net sales                          $ 19,474    $ 21,610   $ 12,374    $ 18,709
 Gross profit                          1,240       1,603        781       1,508
 Net income (loss)                        55         256       (104)         96
 Basic earnings (loss) per
   common share                         0.01        0.06      (0.03)       0.02
 Diluted earnings (loss) per
   common share                         0.01        0.06      (0.03)       0.02

                PALLET MANAGEMENT SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         YEARS ENDED JUNE 29, 2002 (52 WEEKS), JUNE 30, 2001 (53 WEEKS)
                          AND JUNE 24, 2000 (52 WEEKS)


                                                Balance
                                               Beginning         Charged to Costs                             Balance End
                                                of Year            and Expenses           Deductions            of Year
                                            --------------        --------------        --------------        -----------
Allowance for doubtful accounts:

June 29, 2002                               $      156,655        $       25,000         $     (74,906)       $      106,749
June 30, 2001                               $      100,436        $      142,134         $     (85,915)       $      156,655
June 24, 2000                               $        5,000        $       95,436         $          --        $      100,436


Deferred tax asset valuation allowance:

June 29, 2002                               $    1,297,689        $      423,691        $           --        $    1,721,380
June 30, 2001                               $    1,432,748        $           --        $      135,059        $    1,297,689
June 24, 2000                               $      592,342        $      840,406        $           --        $    1,432,748