Form 10-K/A
period 2002-06-29
PALLET MANAGEMENT SYSTEMS INC
filed 2002-10-22
CIK 773724

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

           Securities registered pursuant to Section12(b) of the Act:
                                      None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $551,378 based on the closing price of $ 0.23 per share as of September 27, 2002.

         As of September 27, 2002, there were 3,996,612 shares of the registrant's common stock outstanding.

         Documents Incorporated by Reference:

         None.

                                     PART II


Item 6.  Selected Financial Data
         ------------------------



                                                                                 Fiscal Years Ended

                                                       29-Jun-02       30-Jun-01      24-Jun-00       26-Jun-99      27-Jun-98
                                                       ---------       ---------      ---------       ---------      ---------

Net Sales                                            $ 47,799,439    $ 72,167,233   $ 62,445,175    $ 38,744,129   $ 23,214,020

Income (loss) from continuing operations             $ (1,144,424)   $    302,984   $ (2,249,967)   $    537,529   $    191,627

Income (loss) from continuing operations per share   $      (0.28)   $       0.07   $      (0.57)   $       0.15   $       0.12

Total Assets                                         $  9,895,246    $ 12,879,737   $ 13,350,996    $ 10,205,006   $  6,432,589

Long-term debt                                       $  4,072,936    $  5,576,663   $  5,597,490    $  3,119,578   $  1,128,977

Cash dividends per share                             $         --    $         --   $         --    $         --   $         --




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

         During March, the Company terminated its President, who, pursuant to the request of the Company's Board of Directors, had relinquished executive authority on behalf of the Company on January 23, 2002. The Company's Board of Directors at that time appointed Robert Steiler, one of its members, to be the Company's interim leader of its executive management. Numerous cost cutting measures were implemented, and the Company reduced expenditures by over $1,000,000 annually. The Company began an aggressive marketing campaign in March 2002, including a new brochure, media advertising and other marketing materials, and began a direct mail campaign offering incentives to win new customers and bring others more strongly into the fold.

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


         In the first, third and fourth quarters of fiscal of fiscal 2002, the Company did not meet its covenants with LaSalle Business Credit, Inc. Although LaSalle Business Credit, Inc., gave us waivers, it also increased our borrowing interest rate to prime plus 2%. Due to the Company's performance in the fourth quarter of fiscal 2002, it is likely that the reset covenants would be met by the end of the first quarter in fiscal 2003. The Company can not predict how LaSalle Business Credit, Inc. will react to covenant violations in the future.


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


         Management believes that existing cash on hand, cash provided by future operations and services, additional borrowings under its current line of credit, and a net working capital of $1,303,000 as of June 29, 2002, may not be sufficient to finance its operations, expected working capital and capital expenditure requirements for the next twelve months. To have sufficient capital, an increase in the order rate in the Lawrenceville, Virginia operation needs to occur at a level twice that experienced in fiscal 2002, and continued, consistent ordering, with or without a contract renewal/extension with CHEP, needs to happen from them. If this does not occur, the Company may not be able to meet its obligations without additional financing during fiscal year 2003.


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

Exhibit   Description
No.

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

                                      PALLET MANAGEMENT SYSTEMS, INC.

Date:  October 21, 2002               By:       /s/  Marc S. Steinberg
                                             ----------------------------
                                             Marc S.  Steinberg,  Vice President
                                             and Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------


I, John C. Lucy, III, certify that:

1. I have reviewed the amendment on Form 10-K/A1 to the Registrant's Form 10-K annual report for the year ended June 29, 2002 (the "Report").

2. Based on my knowledge, the Report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report, as amended.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report, as amended.

                                                      /s/  John C. Lucy, III
                                                      --------------------------
                                             Name:    John C. Lucy, III
                                             Title:   Chief Executive Officer
                                                      (Chief Executive Officer)

I, Marc S. Steinberg, certify that:

1.       I have reviewed the Report, as amended.

2. Based on my knowledge, the Report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report, as amended.

3. Based on my knowledge, the financial statements, and other financial information included in the Report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report, as amended.

                                                      /s/ Marc S. Steinberg
                                                      ------------------------
                                             Name:    Marc S. Steinberg
                                             Title:   Vice President and
                                                      Chief Financial Officer
                                                      (Chief Financial Officer)

         EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in this Form 10-K/A1 have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this amendment to Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.