Form 10-Q
period 2002-09-28
PALLET MANAGEMENT SYSTEMS INC
filed 2002-11-07
CIK 773724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the thirteen-week period ended
                               September 28, 2002
                        Commission File Number 000-24405

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

        Yes [X]     No [ ]


On November 6, 2002, the Registrant had outstanding 3,996,612 shares of common stock, $.001 par value.

                         PALLET MANAGEMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 28,      June 29,
                                                                                       2002             2002
                                                                                   -------------      --------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS
              Cash                                                                  $    70,492      $    72,561
              Accounts receivable - trade, net of allowance
                   for doubtful accounts                                            $ 2,675,655      $ 3,503,750
              Inventories                                                           $ 1,285,134      $ 1,098,946
              Other current assets                                                  $   267,958      $   203,091
                                                                                    -----------      -----------

                               Total current assets                                 $ 4,299,239      $ 4,878,348
                                                                                    -----------      -----------

              Property and equipment - net of accumulated
                   depreciation                                                     $ 4,830,570      $ 4,925,451

OTHER ASSETS                                                                        $    59,342      $    91,447
                                                                                    -----------      -----------

                               Total assets                                         $ 9,189,151      $ 9,895,246
                                                                                    -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
              Current maturities of long-term debt                                  $ 4,240,138      $   947,060
              Current portion of capital lease obligations                          $   143,326      $   139,740
              Accounts payable                                                      $ 2,202,881      $ 2,062,277
              Accrued liabilities                                                   $   214,754      $   426,503
                                                                                    -----------      -----------

                               Total current liabilities                            $ 6,801,099      $ 3,575,580
                                                                                    -----------      -----------

LONG TERM DEBT
              Long-term debt                                                        $   132,272      $ 4,072,936
              Capital lease obligations                                             $   180,936      $   152,546
                                                                                    -----------      -----------

                               Total long-term liabilities                          $   313,208      $ 4,225,482
                                                                                    -----------      -----------

                               Total liabilities                                    $ 7,114,307      $ 7,801,062
                                                                                    -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred stock, authorized 7,500,000 shares at $.001 par
    Value; no shares issued and outstanding
  Common stock, authorized 10,000,000 shares at
    $.001 par value; issued and outstanding 3,995,612
    shares at June 29, 2002 and 3,996,612 shares
    at September 28, 2002                                                           $     3,997      $     3,996
  Additional paid in capital                                                        $ 7,148,784      $ 7,148,784
  Accumulated deficit                                                               $(4,939,937)     $(4,920,596)
  Note receivable from stockholder                                                  $  (138,000)     $  (138,000)
                                                                                    -----------      -----------

                               Total stockholders' equity                           $ 2,074,844      $ 2,094,184
                                                                                    -----------      -----------

                               Total liabilities and stockholders' equity           $ 9,189,151      $ 9,895,246
                                                                                    -----------      -----------

The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       13 Weeks Ended
                                               Sept. 28, 2002     Sept. 29, 2001
                                               --------------     --------------
Net sales                                       $ 10,659,924      $ 12,960,018

Cost of goods sold                              $  9,899,913      $ 12,448,577
                                                ------------      ------------

Gross profit                                    $    760,011      $    511,441
                                                ------------      ------------

Selling, general and administrative expense     $    685,463      $    821,095
                                                ------------      ------------

Operating profit (loss)                         $     74,548      $ (309,654)8
                                                ------------      ------------

Other income (expense)
              Other income (expense)            $     (6,963)     $ (54,990)3)
              Interest expense                  $    (86,927)     $ (114,992))
                                                ------------      ------------

              Total other income (expense)      $    (93,890)     $ (169,982))
                                                ------------      ------------

Income (loss) before income tax expense         $    (19,342)     $ (479,636))

Income tax expense (benefit)                    $         --      $         --

Net income (loss)                               $    (19,342)     $ (479,636))
                                                ------------      ------------

Net earnings (loss) per common share            $     (0.005)     $      (0.12)

Diluted earnings (loss) per common share                  *               *

----------
* exercise of warrants and options would be anti-dilutive

The accompanying notes are an integral part of these financial statements.

                         PALLET MANAGEMENT SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    13 Wks Ended     13 Wks Ended
                                                                   Sept. 28, 2002   Sept. 30, 2001
                                                                   --------------   --------------
Cash flows from operating activities:
              Net income (loss)                                       $ (19,342)     $  (479,636)
                                                                      ---------      -----------
              Adjustments to reconcile net income (loss) to net
              cash provided by/(used in) operating activities:
              Depreciation                                            $ 183,891      $   156,116
              Stock options issued for services                       $      --      $    17,158
              (Increase) Decrease in operating assets:
                          Accounts receivable                         $ 828,095      $ 2,113,375
                          Inventories                                 $(186,188)     $  (989,941)
                          Other assets                                $ (32,761)     $   (79,875)

              Increase (Decrease) in operating liabilities:
                          Accounts payable                            $ 140,605      $  (360,960)
                          Other liabilities                           $(211,749)     $     2,313
                                                                      ---------      -----------
              Net cash provided by/(used in)
                          operating activities                        $ 702,551      $   378,550
                                                                      ---------      -----------

Cash flows from investing activities:
              Proceeds from sale of fixed assets                      $      --      $    37,086
              Purchase of fixed assets                                $ (20,403)     $   (27,139)
                                                                      ---------      -----------

              Net cash provided by/(used in) investing activities     $ (20,403)     $     9,947
                                                                      ---------      -----------

Cash flows from financing activities:
              Net Payments of long term debt                          $(684,217)     $  (549,982)
                                                                      ---------      -----------

              Net cash provided by/(used in) financing activities     $(684,217)     $  (549,982)
                                                                      ---------      -----------

Increase/(Decrease) in cash                                           $  (2,069)     $  (161,485)
Cash at beginning of period                                           $  72,561      $   232,635
                                                                      ---------      -----------

Cash at end of period                                                 $  70,492      $    71,150
                                                                      ---------      -----------

The accompanying notes are an integral part of these financial statements.

Pallet Management Systems, Inc.
Notes to Financial Statements
September 28, 2002

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated balance sheet as of September 28, 2002 and the consolidated statements of operations and cash flows for the thirteen week periods ended September 28, 2002 and September 29, 2001 have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods reported have been made. Operating results for the thirteen weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ended June 28, 2003. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report filed on Form 10-K as of June 29, 2002.

        Certain prior year amounts within the accompanying financial statements have been reclassified to conform to the current period presentation.

NOTE 2. GOING CONCERN

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Management believes that existing cash on hand, cash provided by future operations and services, additional borrowings under its current line of credit, and a net negative working capital of ($2.502) million as of September 28, 2002, may not be sufficient to finance its operations, expected working capital and capital expenditure requirements for the next twelve months. To have sufficient capital, an increase in the order rate in the Lawrenceville, Virginia operation needs to occur at a level twice that experienced in fiscal 2002, and continued, consistent ordering, with or without a contract renewal/extension with CHEP, needs to happen from them. If this does not occur, the Company may not be able to meet its obligations without additional financing during fiscal year 2003.

NOTE 3. DEBT AGREEMENT

        The Company has a revolving loan and three term loans with La Salle Business Credit in a three year agreement, which commenced April 14, 2000. As of September 28, 2002 the Company was in full compliance with its covenants that were reset by the bank on October 9, 2002 due to the out of compliance conditions present on June 29, 2002. The Company can not ensure it will remain in compliance with the reset covenants in the coming months due to the fluctuations in pricing and demand. Because it is probable that the Company will not meet its covenants continuously in the next 12 months, the debt associated with La Salle Business Credit is classified as current in the financial statements. Additionally, the Company will need its Lawrenceville, Virginia operations to continue its trend of increasing revenues to enable the Company to reach its covenant levels. Should the Company not meet its covenants, the Company cannot ascertain how La Salle Business Credit will proceed in its ongoing relationship with the Company.

        The Company also received an extension to its loans until October 15, 2003 with a condition that $350,000 be paid from the availability under the revolver towards the term debt. This was completed on October 15, 2002. All of our loans carry an interest rate of prime plus 2 (two) percent as of October 9, 2002 as part of the reset covenants, an increase of one-half of one percent.

        Advances under the revolving agreement are based on the sum of 85% of eligible accounts receivable, plus the lesser of 55% of eligible inventories or $1,500,000. Interest is paid monthly at the bank's prime rate (plus 2 percent). Principal is due in October 2003, with possible year to year renewals thereafter. The revolving agreement is collateralized by substantially all of the assets of the Company. At September 28, 2002, the Company had $1,649,000 of availability under the revolving agreement.

        The three term loans as of September 28, 2002 were at $1,053,000, $1,192,000 and $791,000. These loans are collateralized by substantially all the assets of the Company.

NOTE 4. INVENTORIES

        Inventories consisted of the following at September 28, 2002:

               Raw material               $  506,994
               Work in process            $  378,649
               Finished goods             $  399,491
                                          ----------

               TOTAL                      $1,285,134
                                          ==========

NOTE 5. NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

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

                                          13 Weeks Ended  13 Weeks Ended
                                            September 28   September 29
                                               2002           2001
                                          --------------  --------------
Basic earnings/(loss) per common share:
Net income/(loss)                             $   (19)     $  (480)

Weighted average common shares
    outstanding for the period                  3,997        4,065

Basic earnings per share of
    common stock                              $(0.005)     $ (0.12)

Diluted earnings/(loss) per common share:
Net income/(loss)                             $   (19)     $  (480)

Weighted average common shares
   outstanding for the period                   3,997        4,065

Increase in shares which would
    result from exercise of stock options           *            *

Weighted average common shares,
   assuming conversion of the above
   securities                                   3,996        4,065

Diluted earnings/(loss) per share of
   common stock                                     *            *

----------
* exercise of warrants and options would be anti-dilutive

NOTE 6. LITIGATION

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

NOTE 7. REVENUE RECOGNITION

        Sales revenue is generally recorded upon the delivery of goods or the acceptance of goods by the customer according to contractual terms and represents amounts realized, net of discounts and allowances.

NOTE 8. ACCOUNTING FOR SOFTWARE RELATED COSTS

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

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

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

        The Company has adopted these statements in the current quarter and such adoption did not have a material affect on the Company's financial position and results of operations.

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

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Form 10-K for the year ended June 29, 2002. The financial statements in this Report reflect the consolidated operations of Pallet Management Systems, Inc. (the "Company" or "Pallet Management") for the thirteen-week periods ended September 28, 2002 and September 29, 2001.

        The following discussion regarding Pallet Management and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the limited history of profitable operations, dependence on CHEP, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under Risk Factors" in the Annual Report on Form 10-K for the year ended June 29, 2002. Pallet Management does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Pallet Management over time means that actual events are bearing out as estimated in such forward looking statements.

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

        The majority of our revenues have traditionally been generated from providing high quality, specially engineered pallets to manufacturers, wholesalers and distributors. As supply chain logistics have become increasingly complex, our existing customers as well as prospective customers are seeking new ways to streamline distribution and reduce costs.

        With this shift in focus toward services and cost efficiency, we are providing "state of the art" logistical services known as reverse logistics. Reverse logistics is simply defined as maximizing the use of transport packaging, the base of which is the pallet, by reusing assets to reduce the overall cost per trip.

        This shift in focus toward supply chain efficiency by our customer base is by far our industry's most dramatic shift in focus and provides the most opportunity for our company. Driven mainly by economics, reusable packaging in a reverse logistics system also has environmental benefits.

        "Reverse Logistics" is the opposite of direct distribution; it is moving products back up the supply chain to the original manufacturer. As a sub-industry of the logistics industry, it is estimated to have grown in the United States to over $7.7 billion in 2000 from $4.6 billion in 1997. It is rapidly growing and becoming more diverse and complex as its importance to the supply chain becomes more evident. The increasing importance of Reverse Logistics in the marketplace is a key factor in the dramatic changes taking place in the pallet industry.

        The Company has two lines of revenue, manufacturing and services:

        Manufacturing: Our Company has two primary categories of manufacturing:
CHEP grocery pallets and specifically engineered niche market pallets. The Company has had a multi-year contract to manufacture high quality grocery pallets for CHEP, the world's largest pallet rental pool from our Plainfield, Indiana facility. In Plainfield, Indiana, our contract is set to end on March 1, 2003. The Company is currently negotiating a new agreement to begin prior to the end of the existing agreement.

        Pallets that are specially engineered to transport a specific product are classified as niche market pallets. Our Company's customer base from our Virginia operation is primarily composed of customers who require niche pallets. Niche pallets are low volume and high margin pallets.

        Pallet Management functions as a wholesale distributor of other various returnable transport packaging such as plastic and metal pallets; collapsible plastic bulk boxes; wood, plastic, and metal slave pallets; wooden boxes and crates; and various other products. Due to lack of demand, sales of pallets made from materials other than wood have been minimal.

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

        The PalletNetTM application is a web-based tracking and information system that manages the flow of pallets and other shipping platforms and containers throughout industrial supply chains. As part of the Company's strategy to use the Internet to enhance customer service, PalletNet provides Reverse Distribution information with a single source national contact.

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

Thirteen Weeks Ended September 28, 2002 compared to
---------------------------------------------------
Thirteen Weeks Ended September 29, 2001
---------------------------------------

        For the thirteen-week period ended September 28, 2002, net sales decreased 18% to $ 10,660,000 from $12,960,000 for the thirteen-week period ending September 29, 2001. This decrease is attributable to the closing of our Alabama and Illinois facilities in the past 12 months which accounted for $5,279,000 reduction in sales when compared to the thirteen week period ending September 29, 2001. Our Lawrenceville, Virginia operation, increased its sales for the thirteen week period ending September 28, 2002 by $582,000 when compared to the thirteen week period ending September 29, 2001. This increase was primarily due to more sales of our niche pallets as a result of the stronger economy and the Company's marketing efforts for the past 6 months. Additionally, our Indiana operation increased its sales by $2,315,000 over the same period in the prior year due to that facilities main customer having a strong order period.

        During the thirteen-week period ended September 28, 2002, manufacturing sales decreased 19% to $ 10,203,000 from $12,564,000. This reduction is attributable to no sales from our Alabama and Illinois facilities due to those plants' closures in fiscal year 2002, that was partially offset by the increase in sales experienced at our Lawrenceville, Virginia facility as noted above. Service sales increased by 15% also to $457,000 from $ 396,000. This increase is primarily due to the repair services made at the Petersburg, Virginia facility as a result of strong demand from the facility's key customer.

        Pallet Management had a 17% reduction in its selling, general and administrative expenses from $ 821,000 to $ 685,000 for the thirteen week period ended September 28, 2002 compared to the thirteen week period ended September 29, 2001. The selling, general and administrative expenses were reduced primarily due to the reduction in salaries due to layoffs experienced in the third and fourth quarters as well as reduction to 401K, telephone and recruiting expenses when compared to the period ending September 29, 2001.

        A loss of ($19,000) or ($.005) per share was realized during this thirteen-week period ended September 28, 2002 compared to a net loss of ($480,000) or ($.12) per share recorded for the thirteen-week period last fiscal year. The near breakeven performance reflects the return of business to our Lawrenceville, Virginia facility, the strong orders from our primary customer out of our Indiana facility and our reductions to operating and selling, general and administrative expenses while having $2,300,000 less sales volume when compared to the same period in the prior year.

Liquidity and Capital Resources
-------------------------------

        Pallet Management had $70,500 cash on hand on September 28, 2002, versus $72,500 at the beginning of the fiscal year. The change in cash was primarily attributed to the decrease in accounts receivable due to stronger collections which was offset primarily by payments of our revolver debt caused by the timing of borrowings and presentments of outstanding checks at September 28, 2002 as compared with June 29, 2002. The company also experienced an increase in its finished goods inventory levels in anticipation of a heavy order period in October 2002 as well the associated increase in accounts payable at the end of the quarter. Subsequent to the thirteen week period ending September 28, 2002, the Company has experienced a tightening in the supply for hardwood lumber. This has caused an upward movement of raw material costs associated with some of the customers serviced by the Company, and may decrease profitability associated with those customers.

        Management believes that existing cash on hand, cash provided by future operations and services, additional borrowings under its current line of credit, and a net negative working capital of ($2.502) million as of September 28, 2002, may not be sufficient to finance its operations, expected working capital and capital expenditure requirements for the next twelve months. To have sufficient capital, an increase in the order rate in the Lawrenceville, Virginia operation needs to occur at a level twice that experienced in fiscal 2002, and continued, consistent ordering, with or without a contract renewal/extension with CHEP, needs to happen from them. If this does not occur, the Company may not be able to meet its obligations without additional financing during fiscal year 2003.

PART I
ITEM 4. CONTROLS AND PROCEDURES

        The Chief Executive Officer and the Chief Financial Officer of the Company have reviewed the disclosure controls of the Company. This review entailed participation in the audit committee review, review of the minutes of meetings of the Board of Directors, full review of the financial information, direct involvement in all facets of the business of the Company and participation in the quarterly audit review of our financial statements. The Company will be drafting policies and procedures for disclosure controls, and is currently following unwritten informal controls. These controls include, but are not limited to, immediate communication of material issues with the Chairman of the Board, weekly updates of all activities from each key member of the management team, a review of each draft copy of this report, and a review of any material transaction or occurrence within a short time frame. Due to the size of the Company, just over 200 employees of which less than 20 are in a salaried, supervisory role, the Chief Executive Officer and the Chief Financial Officer of the Company believe that these controls have been effective to accumulate the information about the Company required to be disclosed in the Company's reports filed or submitted pursuant to the Securities Exchange Act of 1934 and to communicate that information to the management of the Company, as appropriate, to allow timely decisions regarding the required disclosure.

        There have not been significant changes in the Company's internal controls regarding financial reporting or in other factors that could significantly affect those internal controls subsequent to the date of the foregoing evaluation.

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


                               PALLET MANAGEMENT SYSTEMS, INC.


Dated:   November 7, 2002      By: /s/ John C. Lucy, III
                                   ---------------------------------------------
                                   John C. Lucy III, Chief Executive Officer


Dated:   November 7, 2002      By:  /s/ Marc S. Steinberg
                                    --------------------------------------------
                                    Marc S. Steinberg, Chief Financial Officer,
                                    Vice President, Treasurer and Secretary

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------



        I, John C. Lucy, III, the Chief Executive Officer of Pallet Management Systems, Inc., a Florida corporation (the "Registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2002, of the Registrant (the "Report").

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

        The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control; and

        The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ John C. Lucy, III
                                         ---------------------------------------
                                         Name:  John C. Lucy, III
                                         Title: Chief Executive Officer
                                                (Chief Executive Officer)

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

I, Marc S. Steinberg, a Vice President and the Chief Financial Officer of the Registrant, certify that:

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

        The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control; and

        The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Marc S. Steinberg
                                          --------------------------------------
                                          Name:  Marc S. Steinberg
                                          Title: Vice President and
                                                 Chief Financial Officer
                                                 (Chief Financial Officer)